Form 10-Q
period 2025-03-31
Blue Acquisition Corp/Cayman
filed 2025-08-04
CIK 2059654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .

Commission File Number 001-42699

Blue Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1855000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Anita Lane Newport Beach, CA	92660-4803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 543-5060

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one Right	BACCU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	BACC	The Nasdaq Stock Market LLC
Rights, each right entitling the holder to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of an initial Business Combination	BACCR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 4, 2025, there were 20,892,250 Class A Ordinary Shares, par value $0.0001 per share, and 7,069,913 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

BLUE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated June 12, 2025, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASC 280” are to FASB ASC Topic 280, “Segment Reporting”;

●	“ASU” are to the FASB Accounting Standards Update;

●	“ASU 2023-07” are to FASB ASU Topic 2023-07, “Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures”;

●	“ASU 2023-09” are to FASB ASU Topic 2023-09, “Improvements to Income Tax Disclosures”;

●	“Board of Directors” or “Board” are to our board of directors;

●	“BTIG” are to BTIG, LLC, a representative of the underwriters in our Initial Public Offering (as defined below);

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“CODM” are to the chief operation decision maker;

●	“Combination Period” are to the 21-month period, from the closing of the Initial Public Offering to March 16, 2027, or until such earlier liquidation date as our Board may approve, that we have to consummate an initial Business Combination; provided that the Combination Period may be extended pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Blue Acquisition Corp., a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Rights (as defined below);

●	“Deferred Fee” are to the additional fee of 3.5% of the gross proceeds of the Initial Public Offering (or $7,043,750) to which the underwriters to the Initial Public Offering are entitled that is payable only upon our completion of the initial Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the (ii) Class A Ordinary Shares that will be issued (x) upon the automatic conversion of the Class B Ordinary Shares at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof as described in the IPO Registration Statement (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on June 16, 2025;

●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on February 20, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on May 14, 2025, as amended, and declared effective on June 12, 2025 (File No. 333-287281);

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 2,625,000 units that were purchased by the underwriters of the Initial Public Offering pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the underwriters of the Initial Public Offering had to purchase up to an additional 2,625,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Agreements (as defined below);

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units (as defined below) purchased by our Sponsor, BTIG and Roberts & Ryan (as defined below) in the Private Placement;

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor, BTIG and Roberts & Ryan in the Private Placement;

●	“Private Placement Units” are to the units issued to our Sponsor, BTIG and Roberts & Ryan in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated June 12, 2025, which we entered into with our Sponsor and (ii) the Private Placement Units Purchase Agreement, dated June 12, 2025, which we entered into with BTIG and Roberts & Ryan, together;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders and Management Team to the extent our Initial Shareholders and/or the members of our Management Team purchase Public Shares, provided that each Initial Shareholder’s and member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Rights” are to the rights sold as part of the Public Units, which grant the holder the right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of the Business Combination;

●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one Public Right;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated June 12, 2025, which we entered into with the Sponsor, BTIG, Roberts & Ryan and the holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025;

●	“Rights” are to the Private Placement Rights and the Public Rights, together;

●	“Roberts & Ryan” are to Roberts & Ryan, Inc., a representative of the underwriters in our Initial Public Offering;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Blue Holdings Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $201,250,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Units” are to the Private Placement Units and the Public Units, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUE ACQUISITION CORP.
UNAUDITED CONDENSED BALANCE SHEET

MARCH 31, 2025

ASSETS
Assets:
Cash	$70,030
Prepaid expenses	25,000
Deferred offering costs	82,900
Total Assets	$177,930

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities:
Accounts payable	$19,527
Accrued expenses	11,200
Accrued offering costs	57,900
Promissory note – related party	26,089
Total Liabilities	114,716

Commitments and Contingencies (Note 7)

Shareholder’s Equity:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,069,913 shares issued and outstanding(1)(2)	707
Additional paid-in capital	124,293
Accumulated deficit	(61,786)
Total shareholder’s equity	63,214
Total Liabilities and Shareholder’s Equity	$177,930

(1)	Includes up to 922,163 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 8).
(2)	In May 2025, the Company effected a share capitalization for an additional 1,009,988 Class B ordinary shares, resulting in 7,069,913 Class B ordinary shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share capitalization.

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 10, 2025 (INCEPTION) THROUGH MARCH 31, 2025

Operating expenses:
Formation and general and administrative costs	$61,816
Operating loss	(61,816)

Other income:
Interest income from operating account	30
Other income	30
Net loss	(61,786)

Basic and diluted weighted average Class B ordinary shares outstanding(1)(2)	6,147,750
Basic and diluted net loss per Class B ordinary share	$(0.01)

(1)	Excludes up to 922,163 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 8).
(2)	In May 2025, the Company effected a share capitalization for an additional 1,009,988 Class B ordinary shares, resulting in 7,069,913 Class B ordinary shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share capitalization.

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

	Class B Ordinary shares		Additional Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance as of February 10, 2025 (inception)	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor(1)(2)	7,069,913	707	24,293	—	25,000
Contribution for purchase of private placement units	—	—	100,000	—	100,000
Net loss	—	—	—	(61,786)	(61,786)
Balance as of March 31, 2025	7,069,913	$707	$124,293	$(61,786)	$63,214

(1)	Includes up to 922,163 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 8).
(2)	In May 2025, the Company effected a share capitalization for an additional 1,009,988 Class B ordinary shares, resulting in 7,069,913 Class B ordinary shares outstanding. All share and per-share amounts have been retroactively restated to reflect the share capitalization.

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 10, 2025 (INCEPTION) THROUGH MARCH 31, 2025

Cash flows from operating activities:
Net loss	$(61,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation, general and administrative expenses paid by Sponsor under promissory note – related party	1,089
Changes in operating assets and liabilities:
Accounts payable	19,527
Accrued expenses	11,200
Net cash used in operating activities	(29,970)
Cash flows from financing activities:
Contribution for purchase of private placement units	100,000
Net cash provided by financing activities	100,000

Net change in cash	70,030
Cash, beginning of the period	—
Cash, end of the period	$70,030

Supplemental disclosure of noncash investing and financing activities:
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Deferred offering costs paid by Sponsor under promissory note – related party	$25,000
Deferred offering costs included in accrued offering costs	$57,900

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 1 — Organization and Business Operations

Blue Acquisition Corp. (the “Company”) is a special purpose acquisition company incorporated as a Cayman Islands exempted company on February 10, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from February 10, 2025 (inception) through March 31, 2025 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is Blue Holdings Sponsor LLC (the “Sponsor”). The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through an Initial Public Offering of 17,500,000 units at $10.00 per unit (the “Units”) (or 20,125,000 Units if the underwriters’ over-allotment option is exercised in full), which is discussed in Note 3 (the “Initial Public Offering”), and the sale of 539,750 units (or 592,250 units if the underwriters’ over-allotment option is exercised in full) (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement that will close simultaneously with the Initial Public Offering (Note 4). Each Unit and Private Placement Unit consists of one Class A ordinary share and one right to receive one tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination. Of those 539,750 Private Placement Units, the Sponsor has agreed to purchase 364,750 Private Placement Units (391,000 units if the underwriters’ over-allotment option is exercised in full) and BTIG, LLC (“BTIG”) and Roberts & Ryan Inc. (“Roberts & Ryan”), the underwriters, have agreed to purchase 175,000 Private Placement Units (or 201,250 Private Placement Units if the underwriters’ over-allotment option is exercised in full).

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and income taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the Initial Public Offering, management has agreed that an aggregate of $10.00 per Unit sold in the Initial Public Offering will be held in a Trust Account (the “Trust Account”) and may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 21 months from the closing of the Initial Public Offering or by such earlier liquidation date as our board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less income taxes payable), divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.00 per public share.

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less income taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will constitute full and complete payment for the public shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor, officers and directors intend to enter into a letter agreement with the Company, pursuant to which they will agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the trust account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less income taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Liquidity and Capital Resources

As of March 31, 2025, the Company had $70,030 cash and working capital deficiency of $19,686. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the issuance date of the financial statements. Management plans to address this uncertainty through an Initial Public Offering and use of a $300,000 promissory note with the Sponsor. However, there is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

On June 16, 2025, the Company consummated its Initial Public Offering of 20,125,000 Units, which includes 2,625,000 units issued pursuant to the full exercise by the underwriters of their over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $201,250,000 (see Note 9).

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of an aggregate of 592,250 Private Placement Units to the Sponsor and the Underwriters at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $5,922,500 (see Note 9).

A total of $201,250,000 of the proceeds from the Initial Public Offering and the sale of the Private Placement Units was placed in a U.S. based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee, with the remaining proceeds from the Private Placement Units going to the Company’s working capital account (see Note 9).

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. The Company’s financial statements have not been impacted by Section 102(b)(1) of the JOBS Act as of March 31, 2025.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $70,030 cash and no cash equivalents as of March 31, 2025.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Should the Initial Public Offering prove to be unsuccessful, these deferred costs, as well as additional costs to be incurred, will be charged to operations. Should the Initial Public Offering prove to be successful, these deferred costs, as well as additional costs to be incurred, will be charged to shareholder’s equity upon completion of the offering.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Net Loss Per Class B Ordinary Share

Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 922,163 Class B ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 8). At March 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B ordinary share is the same as basic loss per Class B ordinary share for the period presented.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Initial Public Offering.

Rights

The Company will account for the Public and Private Placement Rights to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and will classify the rights under equity treatment at their assigned values. There are no Public or Private Placement Rights currently outstanding as of March 31, 2025.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on February 10, 2025, the date of its incorporation.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024, and for interim periods for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

Note 3 — Initial Public Offering

In the Initial Public Offering, the Company will offer for sale 17,500,000 Units, (or 20,125,000 Units if the underwriters’ over-allotment option is exercised in full) at a purchase price of $10.00 per Unit. Each Unit that the Company is offering consists of one Class A ordinary share (“Public Share”) and one right (“Public Right”) to receive one tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination.

On June 16, 2025, the Company consummated its initial public offering (“Initial Public Offering”) of 20,125,000 Unit, which includes 2,625,000 Units issued pursuant to the full exercise by the underwriters of their over-allotment option at a price of $10.00 per Unit, generating gross proceeds to the Company of $201,250,000 (see Note 9).

Note 4 — Private Placement

The Sponsor, BTIG and Roberts & Ryan have committed to purchase an aggregate of 539,750 Private Placement Units (or 592,250 Private Placement Units if the underwriters’ over-allotment option is exercised in full) at a price of $10.00 per Private Placement Unit in a private placement that will close simultaneously with the Initial Offering. Each Private Placement Unit consists of one Class A ordinary share (“Private Placement Share”) and one right (“Private Placement Right”) to receive one tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination. Of those 539,750 Private Placement Units (or 592,250 Private Placement Units if the underwriters’ over-allotment option is exercised in full), the Sponsor has agreed to purchase 364,750 private placement units (or 391,000 private placement units if the underwriters’ over-allotment option is exercised in full) and BTIG and Roberts & Ryan have agreed to purchase 175,000 private placement units (or 201,250 private placement units if the underwriters’ over-allotment option is exercised in full). The Private Placement Units are identical to the Units sold in the Initial Public Offering, subject to certain limited exceptions.

On June 16, 2025, the Company completed the private sale of 592,250 Private Placement Units to the Sponsor and the underwriters at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $5,922,500 (see Note 9).

Note 5 — Segment Information

ASC Topic 280, Segment Reporting, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

March 31, 2025
Cash	$70,030
Prepaid expenses – current	$25,000
Deferred offering costs	$82,900

For the Period from February 10, 2025 (Inception) through March 31, 2025
Formation, general and administrative costs	$61,816
Interest income from operating account	$30

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

The CODM reviews formation, general and administrative costs to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews formation, general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative costs, as reported on the statement of operations, are the significant segment information provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

The CODM reviews the position of total assets available with the company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds to be raised from the public offering.

Note 6 — Related Party Transactions

Founder Shares

On February 20, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, through payments of offering costs and expenses on the Company’s behalf, for which the Company issued 6,059,925 Class B ordinary shares, known as founder shares, to the Sponsor. In May 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 1,009,988 founder shares resulting in an aggregate of 7,069,913 founder shares outstanding to the Sponsor, resulting in a price per share of approximately $0.004 per share. Up to 922,163 of the founder shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised. All share and per-share amounts have been retroactively restated to reflect the share capitalization.

The founder shares are designated as Class B ordinary shares and, except as described below, are identical to the Class A ordinary shares included in the units being sold in the Initial Public Offering, and holders of founder shares have the same shareholder rights as public shareholders, except that (i) the founder shares are subject to certain transfer restrictions, as described in more detail below, (ii) the founder shares are entitled to registration rights; (iii) our sponsor and the Company’s officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to (A) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of the initial Business Combination, (B) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of the public shares if we have not consummated an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, (C) waive their rights to liquidating distributions from the trust account with respect to their founder shares or private placement shares if we fail to complete the initial Business Combination within the completion window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the trust account and (D) vote any founder shares and private placement shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of the initial Business Combination, (iv) the founder shares are automatically convertible into Class A ordinary shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Company amended and restated memorandum and articles of association, and (v) prior to the closing of the initial Business Combination, only holders of the Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing the company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $300,000 (the “Promissory Note”) to be used for a portion of the expenses of the Initial Public Offering. The Promissory Note is non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the Initial Public Offering. The loan will be repaid out of the $747,500 of offering proceeds that has been allocated to the payment of offering expenses. As of March 31, 2025, the Company had borrowed $26,089 under the Promissory Note as a result of payments made by the Sponsor on behalf of the Company.

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

The Company had borrowed $193,236 through June 16, 2025, the consummation of the Initial Public Offering, and repaid $203,557 to the Sponsor to settle the balance on June 16, 2025. The overpayment of $10,321 was recorded as a related party receivable. See Note 9.

Administrative Services Agreement

Commencing on the effective date of the Initial Public Offering, the Company will enter into an agreement with Blue Holdings Management LLC, the managing member of our Sponsor, to pay an aggregate of $5,000 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, BHM, certain of the Company’s officers or directors, or any of their respective affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. As of March 31, 2025, no such Working Capital Loans were outstanding.

Note 7 — Commitments and Contingencies

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

Registration Rights

The holders of founder shares, Private Placement Units (and their underlying securities) and Units that may be issued upon conversion of working capital loans (and their underlying securities), if any, the Representative Shares and any Class A ordinary shares issuable upon conversion of the founder shares and any Class A ordinary shares held by the initial shareholders at the completion of the Initial Public Offering or acquired prior to or in connection with the initial Business Combination, will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the registration statement for the Initial Public Offering. These holders will be entitled to make up to three demands and have piggyback registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

Underwriting Agreement

The Company will grant the underwriters a 45-day option from the date of the Initial Public Offering to purchase an additional 2,625,000 units to cover over-allotments, if any.

The underwriters will be entitled to a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $3,500,000 (or $4,025,000 if the underwriters’ over-allotment is exercised in full), payable upon the closing of the Initial Public Offering. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering, or $6,125,000 (or $7,043,750 if the overallotment option is exercised in full) in the aggregate. The deferred commissions will be released to the underwriters only on completion of an initial business combination. The deferred commissions will be payable as follows: (i) $0.20 per unit sold in the Initial Public Offering shall be paid to the underwriter in cash, and (ii) $0.15 per unit sold in the Initial Public Offering shall be paid to the underwriters in cash based on the funds remaining in the trust account after giving effect to public shares that are redeemed in connection with an initial business combination.

On June 16, 2025, the underwriters exercised their over-allotment options in full, to purchase 2,625,000 Units in connection with the Initial Public Offering and the underwriters were paid $4,025,000 cash underwriting discount (see Note 9).

Representative Shares

The Company intends to issue to the underwriters and/or their designees 175,000 ordinary shares (the “Representative Shares”) upon the consummation of the Initial Public Offering. The Company will account for the Representative Shares as a cost of the Initial Public Offering, resulting in a charge directly to share’s equity. The underwriters (and any of their designees to whom the Representative Shares are issued) will agree not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of a Business Combination. In addition, the Representative Shares will be deemed to be underwriting compensation by the Financial Industry Regulatory Authority, Inc. (“FINRA”) pursuant to FINRA Rule 5110 and will, accordingly, be subject to certain transfer restrictions or a period of 180 days beginning on the date of commencement of sales of the Units in the Initial Public Offering. Furthermore, the underwriters will agree (and any of their designees to whom the Representative Shares are issued will agree) (i) to waive its redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period. In addition, the Representative Shares will not be transferable, assignable or saleable until 30 days after the completion of our initial business combination (except with respect to permitted transferees as described herein under the section of the final prospectus entitled “Principal Shareholders — Restrictions on Transfers of Founder Shares and Private Placement Units”).

On June 16, 2025, the Company issued 175,000 Representative Shares to the underwriters and/or heir designees upon the consummation of the Initial Public Offering (see Note 9).

Note 8 — Shareholder’s Equity

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of March 31, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of March 31, 2025 there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On February 20, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, through payments of offering costs and expenses on the Company’s behalf, for which the Company issued 6,059,925 Class B ordinary shares, known as founder shares, to the Sponsor. In May 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 1,009,988 founder shares resulting in an aggregate of 7,069,913 founder shares outstanding to the Sponsor, resulting in a price per share of approximately $0.004 per share. Up to 922,163 of the founder shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised. All share and per-share amounts have been retroactively restated to reflect the share capitalization. As of March 31, 2025, there were 7,069,913 Class B ordinary shares issued and outstanding. The founder shares include an aggregate of up to 922,163 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full.

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

The founder shares will automatically convert into Class A ordinary shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 26% of the sum of (i) the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the securities underlying the Private Placement Units and the Class A ordinary shares underlying the Private Placement Rights issued to the Sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent rights issued to our sponsor, BHM, certain of the Company’s officers or directors, or any of their respective affiliates upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by our shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the amended and restated memorandum and articles of association, such actions include amending our amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following our initial business combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company voting together as a single class.

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Share Right will automatically receive one tenth (1/10) of one Class A ordinary share upon consummation of the initial Business Combination. In the event the Company is not the surviving Company upon completion of the initial Business Combination, each holder of a Share Right will be required to affirmatively convert its Share Rights in order to receive the one tenth (1/10) of one Class A ordinary share underlying each Share Right upon consummation of the Business Combination. The Company will not issue fractional shares in connection with an exchange of Share Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands law. As a result, you must hold Share Rights in multiples of 10 in order to receive shares for all of your Share Rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company redeems the public shares for the funds held in the Trust Account, holders of Share Rights will not receive any of such funds for their Share Rights and the Share Rights will expire worthless.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after March 31, 2025, the balance sheet date, through the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than as disclosed below.

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

The Sponsor deposited an aggregate of $249,950 into the Company’s bank account, depositing $50,000 in April 2025, and $199,950 in May 2025. The $249,950 will be accounted for as a capital contribution by the Sponsor and applied to the Sponsor’s purchase of Private Placement Units in the private placement that closed simultaneously with the Initial Public Offering.

In May 2025, the Company effected a share capitalization for an additional 1,009,988 Class B ordinary shares for no additional consideration, resulting in 7,069,913 Class B ordinary shares outstanding. Of the 7,069,913 Class B ordinary shares outstanding, up to 922,162 shares are subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part. All share and per-share amounts have been retroactively restated to reflect the share capitalization.

On June 16, 2025, the Company consummated its Initial Public Offering of 20,125,000 Units, which includes 2,625,000 units issued pursuant to the full exercise by the underwriters of their over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $201,250,000. Each Unit consists of one Class A Ordinary Share of the Company and one Public Right upon the consummation of the Company’s initial business combination (each, a “Share Right”).

In connection with the consummation of the Initial Public Offering, the Company issued, to the underwriters and/or their designees, 175,000 Representative Shares.

The Company had borrowed $193,236 through June 16, 2025, the consummation of the Initial Public Offering, and repaid $203,557 to the Sponsor to settle the balance on June 16, 2025. The overpayment of $10,321 was recorded as a related party receivable.

Simultaneously with the closing of the Initial Public Offering, the Company completed the private sale of an aggregate of 592,250 Private Placement Units to the Sponsor and the Underwriters at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $5,922,500. The Private Placement Units (and underlying securities) are identical to the Units sold in the IPO, except as otherwise disclosed in the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

A total of $201,250,000 of the proceeds from the Initial Public Offering and the sale of the Private Placement Units (which amount includes up to $7,043,750 of the underwriters’ deferred underwriting commissions), was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee, with the remaining proceeds from the Private Placement Units going to the Company’s working capital account (a portion of which will be used to pay offering expenses). Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its taxes and up to $100,000 for dissolution expenses, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of the Company’s public shares if it is unable to complete its initial business combination within 21 months from the closing of the IPO (or by such earlier liquidation date as the Company’s board of directors may approve), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association to modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it has not consummated an initial business combination within 21 months from the closing of the IPO or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements”.

Overview

We are a blank check company incorporated on February 10, 2025 as a Cayman Islands exempted company and formed for the purpose of effecting an initial Business Combination. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We may pursue an initial Business Combination in any business or industry. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the Private Placement, the proceeds of the sale of our securities in connection with our initial Business Combination (pursuant to any forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing.

The issuance of additional securities in connection with a Business Combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of our shareholders, which dilution would increase if the anti-dilution provisions in the Class B Ordinary Shares resulted in the issuance of Class A Ordinary Shares on a greater than one-for-one basis upon conversion of the Class B Ordinary Shares;

●	may subordinate the rights of holders of Class A Ordinary Shares if preference shares are issued with rights senior to those afforded our Class A Ordinary Shares;

●	could cause a change in control if a substantial number of our Class A Ordinary Shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A Ordinary Shares and/or Rights.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements”, at March 31, 2025, we had no cash and deferred offering costs of $82,900. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq.

Recent Developments

The Sponsor deposited an aggregate of $249,950 into ours bank account, depositing $50,000 in April 2025, and $199,950 in May 2025. The $249,950 will be accounted for as a capital contribution by the Sponsor and applied to the Sponsor’s purchase of Private Placement Units in the Private Placement.

In May 2025, we effected a share capitalization for an additional 1,009,988 Class B Ordinary Shares for no additional consideration, resulting in 7,069,913 Class B Ordinary Shares outstanding. Of the 7,069,913 Class B Ordinary Shares outstanding, up to 922,162 Ordinary Shares were subject to forfeiture to our Company by the Sponsor for no consideration to the extent that the Over-Allotment

Option is not exercised in full or in part. All share and per-share amounts have been retroactively restated to reflect the share capitalization.

On June 16, 2025, we consummated the Initial Public Offering of 20,125,000 Public Units, which includes 2,625,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $201,250,000. Each Public Unit consists of one Public Share and one Public Right.

In connection with the consummation of the Initial Public Offering, we issued, to the underwriters and/or their designees, 175,000 Representative Shares.

We had borrowed $193,236 through June 16, 2025, the consummation of the Initial Public Offering, and repaid $203,557 to the Sponsor to settle the balance on June 16, 2025. The overpayment of $10,321 was recorded as a related party receivable.

Simultaneously with the closing of the Initial Public Offering, we completed the private sale of an aggregate of 592,250 Private Placement Units to the Sponsor, BTIG and Roberts &Ryan at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $5,922,500. The Private Placement Units (and underlying securities) are identical to the Public Units, except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

A total of $201,250,000 of the proceeds from the Initial Public Offering and the Private Placement (which amount includes up to $7,043,750 of the underwriters’ deferred underwriting commissions), was placed in a U.S.-based trust account maintained by Continental, acting as trustee, with the remaining proceeds from the Private Placement going to the our working capital account (a portion of which will be used to pay offering expenses). Except with respect to interest earned on the funds in the Trust Account that may be released to the us to pay our taxes, if any, and up to $100,000 for dissolution expenses, the funds held in the Trust Account will not be released from the Trust Account until the earliest of (i) the completion of the our initial Business Combination, (ii) the redemption of the Public Shares if we are unable to complete our initial Business Combination within the Combination Period, subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Amended and Restated Articles to modify (x) the substance or timing of its obligation to redeem 100% of the Public Shares if it has not consummated an initial Business Combination within the Combination Period or (y) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 10, 2025 (inception) have been organizational activities and those necessary to prepare for an initial public offering. Following the initial public offering, we will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the initial public offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the Initial Public Offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among others), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of the Initial Public Offering.

For the period from February 10, 2025 (inception) through March 31, 2025, the Company had a net loss of $61,786 consisting of $61,816 of formation, general, and administrative expenses, offset by $30 of interest income generated on cash in the operating bank account.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through $25,000 paid by the Sponsor to cover certain of our offering and formation costs in exchange for the issuance of the Founder Shares to our Sponsor and $300,000 in loans from our Sponsor.

On June 16, 2025, the Company consummated the Initial Public Offering of 20,125,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,625,000 Option Units, at $10.00 per Unit, generating gross proceeds of $201,250,000. Each Unit consists of one Public Share and one Public Right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of the initial Business Combination.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement of 592,250 Private Placement Units at a price of $10.00 per Private Placement Unit, to the Sponsor and the underwriters in the Initial Public Offering, generating gross proceeds of $5,922,500. Each Private Placement Unit consists of one Private Placement Share and Private Placement Right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of an initial Business Combination.

Following the closing of the Initial Public Offering, on June 16, 2025, an amount of $201,250,000 ($10.00 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement, was placed in the Trust Account, with Continental acting as trustee. The funds are initially held in cash, including demand deposit accounts at a bank, or invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on Management’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our taxes, if any, the proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of our initial Business Combination, (ii) the redemption of the Public Shares if we are unable to complete the initial Business Combination within the Combination Period, subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Amended and Restated Articles to modify (1) the substance or timing of our obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if we have not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our Public Shareholders.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions). We may withdraw interest to pay our income taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2025, we had $70,030 of cash held outside the Trust Account (assuming our offering expenses are as expected). We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

We do not believe we will need to raise additional funds following the Initial Public Offering in order to meet the expenditures required for operating our business prior to our initial Business Combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete our initial Business Combination, we would repay such Working Capital Loans. In the event that our initial Business Combination does not close, we may use amounts held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

We expect our primary liquidity requirements during the first twelve months of our Combination Period to include approximately $225,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; $200,000 for legal and accounting fees related to regulatory reporting requirements; $85,000 for Nasdaq and other regulatory fees; $60,000 for office space and administrative services; approximately $400,000 for directors’ and officers’ liability insurance; and approximately $180,000 for general working capital that will be used for miscellaneous expenses and reserves.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in the Trust Account to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific Business Combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

Moreover, we may need to obtain additional financing to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account or because we become obligated to redeem a significant number of our Public Shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and the Private Placement, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by Public Shareholders, we may be required to seek additional financing to complete such proposed initial Business Combination. We may also obtain financing prior to the closing of our initial Business Combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial Business Combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to any forward purchase agreements or backstop agreements we may enter into following consummation of the Initial Public Offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of March 31, 2025. Pursuant to the Underwriting Agreement, the underwriters of our Initial Public Offering was entitled to a Deferred Fee of $0.35 per Public Unit, or $7,043,750 in the aggregate, payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the Underwriting Agreement.

Commencing on the effective date of the Initial Public Offering, the Company entered into an agreement with the managing member of our Sponsor to pay an aggregate of $5,000 per month for office space, utilities, and secretarial and administrative support, pursuant to the Administrative Services Agreement. These monthly fees will cease upon the completion of the initial Business Combination or our liquidation.

The Sponsor has agreed to loan us an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to the IPO Promissory Note. The IPO Promissory Note is non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the Initial Public Offering. The loan will be repaid out of the $747,500 of offering proceeds that has been allocated to the payment of offering expenses. As of March 31, 2025, we had borrowed $26,089 under the IPO Promissory Note as a result of payments made by the Sponsor on our behalf. We had borrowed $193,236 through June 16, 2025, the consummation of the Initial Public Offering, and repaid $203,557 to the Sponsor to settle the balance on June 16, 2025. The overpayment of $10,321 was recorded as a related party receivable.

Commitments and Contingencies

The holders of (i) Founder Shares, (ii) Private Placement Units (and their underlying securities) and units that may be issued upon conversion of Working Capital Loans (and their underlying securities), if any, (iii) the Representative Shares, (iv) any Class A Ordinary Shares issuable upon conversion of the Founder Shares and (v) any Class A Ordinary Shares held by the Initial Shareholders at the completion of the Initial Public Offering or acquired prior to or in connection with the initial Business Combination, will be entitled to registration rights pursuant to the Registration Rights Agreement. These holders will be entitled to make up to three demands and have piggyback registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of March 31, 2025.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07. The amendments in ASU 2023-07 require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the CODM, as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. ASU 2023-07 requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by ASC 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in ASU 2023-07 and existing segment disclosures in ASC 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted ASU 2023-07 on February 10, 2025 (inception).

In December 2023, the FASB issued ASU 2023-09, which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024, and for interim periods for fiscal years beginning after December 15, 2025, with early adoption permitted. We are currently assessing the impact, if any, that ASU 2023-09 would have on our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2025 as a result of the material weakness described below.

As of March 31, 2025, we have a material weakness in our internal controls over financial reporting due to a lack of properly designed, implemented, and effectively operating controls. Management, with oversight from the Board of Directors and the audit committee of the Board of Directors, will implement a remediation plan for this material weakness, including, among other things, designing and maintaining a formal control environment, accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures. We will also enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Not applicable.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management, there is no material litigation, currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our IPO Registration Statement. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2025. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal controls over financial reporting as of March 31, 2025 due to a lack of properly designed, implemented, and effectively operating controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by the Report. However, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the sale of an aggregate of 592,250 Private Placement Units to the Sponsor, BTIG and Roberts & Ryan in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $5,922,500. Of those 592,250 Private Placement Units, the Sponsor purchased 391,000 Private Placement Units and BTIG and Roberts & Ryan purchased 201,250  Private Placement Units. Private Placement Units (and underlying securities) are identical to the Public Units, except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

There have been no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by the Report. However, on June 16, 2025, we consummated our Initial Public Offering of 20,125,000 Public Units, which included 2,625,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share and one Right. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $201,250,000.

BTIG and Roberts & Ryan acted as book runners and representatives of the underwriters. On June 16, 2025, simultaneously with the consummation of our Initial Public Offering, and pursuant to the Private Placement Units Purchase Agreements, we completed the private sale of an aggregate of 592,250 Private Placement Units at a purchase price of $10.00 per Private Placement Unit, to our Sponsor, BTIG and Roberts & Ryan generating gross proceeds of $5,922,500.

Following the closing of our Initial Public Offering, a total of $201,250,000 comprised of proceeds from the Initial Public Offering (which amount includes up to $7,043,750 of the Deferred Fee) and the Private Placement, was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on the Management Team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report

Exhibit No.	Description
10.1	Promissory Note issued to the Sponsor, dated February 20, 2025. (1)
10.2	Securities Subscription Agreement, dated February 20, 2025, by and between the Company and the Sponsor. (1)
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

*	Filed herewith
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, initially filed with the SEC on May 14, 2025, as amended, and declared effective on June 12, 2025 (File No. 333-287281).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 4, 2025	Blue Acquisition Corp.

	By:	/s/ Ketan Seth
Name: Ketan Seth
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David Bauer
Name: David Bauer
Title: Chief Financial Officer (Principal Financial Officer)