Form 10-Q
period 2025-06-30
Blue Acquisition Corp/Cayman
filed 2025-08-12
CIK 2059654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 12, 2025, there were 20,892,250 Class A Ordinary Shares, par value $0.0001 per share, and 7,069,913 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

BLUE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Unaudited Condensed Balance Sheet as of June 30, 2025	1
	Unaudited Condensed Statement of Operations for the three months ended June 30, 2025 and for the period from February 10, 2025 (Inception) through June 30, 2025	2
	Unaudited Condensed Statement of Changes in Shareholders’ Deficit for the three months ended June 30, 2025 and for the period from February 10, 2025 (Inception) through June 30, 2025	3
	Unaudited Condensed Statement of Cash Flows for the period from February 10, 2025 (Inception) through June 30, 2025	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk.	22
Item 4.	Controls and Procedures.	22
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.	23
Item 1A.	Risk Factors.	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25
Item 3.	Defaults Upon Senior Securities.	25
Item 4.	Mine Safety Disclosures.	25
Item 5.	Other Information.	25
Item 6.	Exhibits.	26
SIGNATURES		27

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated June 12, 2025, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASC 280” are to FASB ASC Topic 280, “Segment Reporting”;

●	“ASU” are to the FASB Accounting Standards Update;

●	“ASU 2023-07” are to FASB ASU Topic 2023-07, “Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures”;

●	“ASU 2023-09” are to FASB ASU Topic 2023-09, “Improvements to Income Tax Disclosures”;

●	“Board of Directors” or “Board” are to our board of directors;

●	“BTIG” are to BTIG, LLC, a representative of the underwriters in our Initial Public Offering (as defined below);

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“CODM” are to the chief operation decision maker;

●	“Combination Period” are to the 21-month period, from the closing of the Initial Public Offering to March 16, 2027, or until such earlier liquidation date as our Board may approve, that we have to consummate an initial Business Combination; provided that the Combination Period may be extended pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Blue Acquisition Corp., a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Rights (as defined below);

●	“Deferred Fee” are to the additional fee of 3.5% of the gross proceeds of the Initial Public Offering (or $7,043,750) to which the underwriters to the Initial Public Offering are entitled that is payable only upon our completion of the initial Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor prior to the Initial Public Offering and the (ii) Class A Ordinary Shares that will be issued (x) upon the automatic conversion of the Class B Ordinary Shares at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof as described in the IPO Registration Statement (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on June 16, 2025;

●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on February 20, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on May 14, 2025, as amended, and declared effective on June 12, 2025 (File No. 333-287281);

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 2,625,000 units that were purchased by the underwriters of the Initial Public Offering pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the underwriters of the Initial Public Offering had to purchase up to an additional 2,625,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Agreements (as defined below);

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units (as defined below) purchased by our Sponsor, BTIG and Roberts & Ryan (as defined below) in the Private Placement;

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor, BTIG and Roberts & Ryan in the Private Placement;

●	“Private Placement Units” are to the units issued to our Sponsor, BTIG and Roberts & Ryan in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated June 12, 2025, which we entered into with our Sponsor and (ii) the Private Placement Units Purchase Agreement, dated June 12, 2025, which we entered into with BTIG and Roberts & Ryan, together;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders and Management Team to the extent our Initial Shareholders and/or the members of our Management Team purchase Public Shares, provided that each Initial Shareholder’s and member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Rights” are to the rights sold as part of the Public Units, which grant the holder the right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of the Business Combination;

●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one Public Right;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated June 12, 2025, which we entered into with the Sponsor, BTIG, Roberts & Ryan and the holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025;

●	“Rights” are to the Private Placement Rights and the Public Rights, together;

●	“Roberts & Ryan” are to Roberts & Ryan, Inc., a representative of the underwriters in our Initial Public Offering;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Blue Holdings Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $201,250,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Units” are to the Private Placement Units and the Public Units, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUE ACQUISITION CORP.
UNAUDITED CONDENSED BALANCE SHEET

JUNE 30, 2025

June 30,
2025
ASSETS
Current Assets:
Cash	$1,235,432
Prepaid expenses - current	82,032
Due from related party	10,321
Total Current Assets	1,327,785
Non-current Assets:
Cash and marketable securities held in Trust Account	201,571,137
Prepaid expenses – non-current	71,507
Total Non-current Assets	201,642,644
TOTAL ASSETS	$202,970,429

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$47,376
Accrued expenses	8,503
Administrative services fee payable – related party	2,333
Total Current Liabilities	58,212
Non-current Liabilities:
Deferred underwriter fee liability	7,043,750
Total Non-current Liabilities	7,043,750
TOTAL LIABILITIES	7,101,962

Commitments and Contingencies (Note 7)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 20,125,000 shares issued and outstanding at redemption value of $10.00 per share	201,571,137

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 767,250 shares issued and outstanding (excluding 20,125,000 shares subject to possible redemption)	77
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,069,913 shares issued and outstanding	707
Additional paid-in capital	—
Accumulated deficit	(5,703,454)
Total Shareholders’ Deficit	(5,702,670)
TOTAL LIABILITIES, ORDINARY SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$202,970,429

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	Three Months	For the Period From February 10, 2025 (Inception)
	Ended	Through
	June 30, 2025	June 30, 2025
Operating expenses:
Formation, general and administrative expenses	$53,824	$115,640
Legal and accounting expenses	16,782	16,782
Administrative services fee – related party	2,333	2,333
Insurance expense	3,493	3,493
Total operating expenses	76,432	138,248
Loss from operations	(76,432)	(138,248)

Other income:
Dividend income on marketable securities held in Trust Account	321,137	321,137
Interest income on operating account	709	739
Other income	321,846	321,876
Net income	$245,414	$183,628

Weighted average shares outstanding of redeemable Class A ordinary shares	3,096,154	1,998,227

Basic and diluted net income per share, redeemable Class A ordinary shares	$1.70	$2.63

Weighted average shares outstanding of non-redeemable Class A and Class B ordinary shares	6,610,815	6,415,464

Basic and diluted net loss per share, non-redeemable Class A and Class B ordinary shares	$(0.76)	$(0.79)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND FOR THE PERIOD FROM FEBRUARY 10, 2025
(INCEPTION) THROUGH JUNE 30, 2025

					Additional		Total
	Class A ordinary shares		Class B ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – February 10, 2025 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor(1)	—	—	7,069,913	707	24,293		25,000
Contribution for purchase of private placement units	—	—	—	—	100,000	—	100,000
Net loss	—	—	—	—	—	(61,786)	(61,786)
Balance as of March 31, 2025	—	—	—	707	124,293	(61,786)	63,214
Issuance of Class A ordinary shares in IPO	—	—	—	—	4,361,306	—	4,361,306
Sale of private placement units	592,250	59	—	—	5,822,441	—	5,822,500
Sale of representative shares	175,000	18	—	—	1,749,982	—	1,750,000
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(12,058,022)	(5,887,082)	(17,945,104)
Net income	—	—	—	—	—	245,414	245,414
Balance – June 30, 2025	767,250	$77	7,069,913	$707	$—	$(5,703,454)	$(5,702,670)

(1)	In May 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 1,009,988 founder shares resulting in an aggregate of 7,069,913 founder shares outstanding to the Sponsor. All share and per share amounts have been retroactively restated to reflect the share capitalization.

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 10, 2025 (INCEPTION) THROUGH JUNE 30, 2025

Cash Flows from Operating Activities:
Net income	$183,628
Adjustments to reconcile net loss to net cash used in operating activities:
Formation, general and administrative expenses paid by Sponsor under promissory note – related party	1,089
Dividend income on marketable securities held in Trust Account	(321,137)
Changes in operating assets and liabilities:
Prepaid expenses	(128,539)
Accounts payable	47,376
Accrued expenses	8,505
Administrative support fee – related party	2,333
Net cash used in operating activities	(206,745)

Cash Flows from Investing Activities:
Purchase of treasury securities in Trust Account	(201,250,000)
Net cash used in investing activities	(201,250,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class A ordinary shares	201,250,000
Proceeds from sale of private placement units	5,922,500
Payment of underwriting fees and reimbursements	(4,100,000)
Payment of promissory note – related party	(193,236)
Due from related party, net	(10,321)
Excess cash contribution recorded under promissory note – related party	167,147
Payment of offering costs	(343,913)
Net cash provided by financing activities	202,692,177

Net Change in Cash	1,235,432
Cash – Beginning of period	—
Cash – End of period	$1,235,432

Supplemental Non-Cash Investing and Financing Activities:
Deferred offering costs paid by Sponsor under promissory note – related party	$25,000
Prepaid expenses paid by Sponsor under promissory note – related party	$25,000
Initial fair value of Class A ordinary shares subject to possible redemption	$183,626,033
Remeasurement of Class A ordinary shares subject to possible redemption	$17,945,104

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from February 10, 2025 (inception) through June 30, 2025 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company may generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

On June 16, 2025, the Company consummated the Initial Public Offering of 20,125,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 2,625,000 Units, at $10.00 per Unit, generating gross proceeds of $201,250,000. Each Unit consists of one Class A ordinary share and one right to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of the Company’s initial Business Combination (each, a “Public Right”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 592,250 units (the “Private Placement Units” and, with respect to the Class A ordinary shares included in the Private Placement Units being offered, the “Private Placement Shares”) at a price of $10.00 per Private Placement Unit, in a private placement to the Company’s sponsor, Blue Holdings Sponsor LLC (the “Sponsor”) and the underwriters in the Initial Public Offering, generating gross proceeds of $5,922,500. Each Private Placement Unit consists of one Class A ordinary share one right to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination (each, a “Private Placement Right” and together with a Public Right, a “Share Right”).

Transaction costs amounted to $13,262,661, consisting of $4,025,000 of cash underwriting fee, $7,043,750 of deferred underwriting fee, $1,750,000 for issuance of representative shares, and $443,911 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Units, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

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

Following the closing of the Initial Public Offering, on June 16, 2025, an amount of $201,250,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units, was placed in the trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company acting as trustee. The funds are initially held in cash, including demand deposit accounts at a bank, or invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 21 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust (less income taxes payable (but without deduction for any excise or similar tax that may be due or payable)), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.00 per Public Share. The ordinary shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

The Sponsor, officers and directors, and certain advisor entered into a letter agreement with the Company, pursuant to which they agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the trust account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

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

Liquidity and Capital Resources

As of June 30, 2025, the Company had $1,235,432 cash and working capital of $1,269,573. The Company’s liquidity needs through June 30, 2025 had been satisfied through a payment from the Sponsor of $25,000 for Class B ordinary shares, par value $0.0001 per share (“founder shares”) (see Note 6), the Initial Public Offering and the issuance of the Private Placement Units. Additionally, the Company drew on an unsecured promissory note to pay certain offering costs, which was paid in full in connection with the consummation of the Company’s Initial Public Offering on July 16, 2025.

The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. Although no formal agreement exists, the Sponsor, certain directors and officers, or any of their respective affiliates may, bat are not obligated to, to extend Working Capital Loans as needed (defined in Note 6). The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date this financial statement is issued. This financial statement does not include any adjustments that might result from the outcome of this uncertainty.

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. The Company’s financial statements have not been impacted by Section 102(b)(1) of the JOBS Act as of June 30, 2025.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,235,432 cash and no cash equivalents as of June 30, 2025.

Cash Held in Trust Account

As of June 30, 2025, the assets held in Trust Account, amounting to $201,571,137, were held in marketable securities.

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Public Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Rights and then to the Class A ordinary shares. Offering costs allocated to Public Shares were charged to temporary equity, and offering costs allocated to Public Rights (as defined below) and Private Placement Units were charged to shareholders’ equity as the Public Rights and Private Placement Rights, after management’s evaluated that the Public Rights and Private Placement Units should be accounted for under equity treatment.

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

The fair value of the Public Rights is $4,361,306, or $0.23 per Public Rights as of June 16, 2025, the date of the consummation of the Initial Public Offering. The Public Rights have been classified within shareholders’ equity and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Rights:

June 16, 2025
Implied ordinary share price	$9.77
Probability of acquisition	60%
Calculated value per Public Right	$0.23

Net Income (Loss) Per Ordinary Share

The Company has two classes of shares, non-redeemable Class A ordinary shares and Class B ordinary shares (the “non-redeemable shares”) and redeemable Class A ordinary shares (the “redeemable shares”). Non-redeemable shares are the Class A ordinary shares underlying the Private Placement Units sold in the private placement and do not have redemption rights to the amounts held in the Trust Account. Class B ordinary shares are the founder shares which do not have redemption rights on the amounts held in the Trust Account. Redeemable shares are the Class A ordinary shares underlying the Units issued at the Initial Public Offering and have redemption rights to the amounts held in the Trust Account.

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The condensed statements of operations include a presentation of income (loss) per redeemable shares and income (loss) per non-redeemable shares following the two-class method of income (loss) per ordinary shares. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the total income allocable to both classes of ordinary shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A ordinary shares subject to possible redemption was treated as dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both classes of ordinary shares, the Company split the amount to be allocated using the weighted average shares outstanding ratio for the redeemable shares and for the non-redeemable shares for the three months ended June 30, 2025 and for the period from February 10, 2025 (inception) through June 30, 2025.

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

The Company has not considered the effect of the 2,012,500 Public Rights or 59,225 Private Placement Rights in the calculation of diluted net income (loss) per share, since the exercise of such rights are contingent upon the occurrence of future events and the inclusion of such rights would be anti-dilutive.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares for the three months ended June 30, 2025:

For the Three Months Ended
June 30, 2025
Net income	$245,414
Less: Remeasurement of Class A ordinary shares to redemption value	(17,945,104)
Net loss including accretion of Class A redeemable shares to redemption value	$(17,699,690)

	For the Three Months Ended
	June 30, 2025
	Non-redeemable Class A and	Redeemable shares
	Class B	Class A
	Ordinary shares	Ordinary shares
Total number of shares	7,837,163	20,125,000
Ownership percentage	28%	72%

Net income allocated by class	$21,767	$223,647

Less: Remeasurement of Class A ordinary shares to redemption value based on ownership percentage	(5,029,608)	(12,915,496)
Plus: Accretion applicable to remeasurement of redeemable Class A ordinary shares to redemption value	—	17,945,104
Total (loss) income based on ownership percentage	$(5,007,841)	$5,253,255

Weighted average shares outstanding	6,610,815	3,096,154
Basic and diluted net (loss) income per share	$(0.76)	$1.70

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares for the period from February 10, 2025 (inception) through June 30, 2025:

For the Period from February 10, 2025 (inception) through
June 30, 2025
Net income	$183,628
Less: Remeasurement of Class A ordinary shares to redemption value	(17,945,104)
Net loss including accretion of Class A ordinary shares to redemption value	$(17,761,476)

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

	For the Period from February 10, 2025 (inception) through
	June 30, 2025
	Non-redeemable Class A and	Redeemable shares
	Class B	Class A
	Ordinary shares	Ordinary shares
Total number of shares	7,837,163	20,125,000
Ownership percentage	28%	72%

Net income allocated by class	$(40,020)	$223,648

Less: Remeasurement of Class A ordinary shares to redemption value based on ownership percentage	(5,029,608)	(12,915,496)
Plus: Accretion applicable to remeasurement of redeemable Class A ordinary shares to redemption value	—	17,945,104
Total (loss) income based on ownership percentage	$(5,069,628)	$5,253,256

Weighted average shares outstanding	6,415,464	1,998,227
Basic and diluted net income (loss) per share	$(0.79)	$2.63

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of June 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$201,250,000
Less:
Proceeds allocated to Public Rights	(4,361,306)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(13,262,661)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	17,945,104
Class A ordinary shares subject to possible redemption at June 30, 2025	$201,571,137

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

Rights

The Company will account for the Public Rights and Private Placement Rights to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and will classify the rights under equity treatment at their assigned values. There are no Public Rights or Private Placement Rights currently outstanding as of June 30, 2025.

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

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on June 16, 2025, the Company sold 20,125,000 Units at a purchase price of $10.00 per Unit, which includes the full exercise of the underwriters’ over-allotment option in the amount of 2,625,000 Units. Each Unit consists of one Class A ordinary share and one Public Right. Each ten Public Rights entitle the holder thereof to receive one Class A ordinary share at the closing of an initial Business Combination. The Company will not issue fractional Class A ordinary shares.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor, and the underwriters purchased an aggregate of 592,250 Private Placement Units, at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $5,922,500. Of the 592,250 Private Placement Units, the Sponsor purchased 391,000 Private Placement Units and the underwriters purchased 201,250 Private Placement Units. Each Private Placement Unit consists of one Class A ordinary share and one Private Placement Right. A portion of the proceeds from the sale of the Private Placement Units was added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Private Placement Units (including the underlying ordinary shares (“Private Placement Shares”) and Private Placement Rights) are identical to the Public Units (including the underlying Public Shares and Public Rights) sold in the Initial Public Offering, subject to certain to certain limited exceptions.

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

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

June 30, 2025
Cash	$1,235,432
Cash and marketable securities held in Trust Account	$201,571,137
Total assets	$202,970,429

	For the Three Months Ended June 30, 2025	For the Period from February 10, 2025 (Inception) through June 30, 2025
Operating loss	$(76,432)	$(138,248)
Dividend income on marketable securities held in Trust Account	$321,137	$321,137

The CODM reviews operating loss to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews operating loss to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The CODM reviews dividend income on marketable securities held in Trust Account to monitor and project the amount of funds the Company has, or may have, to effect a business combination. Operating loss and dividend income on marketable securities held in Trust Account, as reported on the statement of operations, are the significant segment information provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

The CODM reviews the position of cash available with the company to assess if the Company has sufficient resources available to discharge its liabilities and future obligations and to monitor the amount of funds the Company has to pursue its initial Business Combination. The CODM reviews the position of cash and marketable securities held in the Trust Account to monitor and project the amount of funds the Company has, or may have, to effect a business combination. Cash and cash and marketable securities held in Trust Account, as reported on the balance sheet, are the significant segment information provided to the CODM on a regular basis. All other segment items included in total assets are reported on the balance sheet and described within their respective disclosures.

Note 6 — Related Party Transactions

Founder Shares

On February 20, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, through payments of offering costs and expenses on the Company’s behalf, for which the Company issued 6,059,925 Class B ordinary shares, known as founder shares, to the Sponsor. In May 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 1,009,988 founder shares resulting in an aggregate of 7,069,913 founder shares outstanding to the Sponsor, resulting in a price per share of approximately $0.004 per share.. All share and per-share amounts have been retroactively restated to reflect the share capitalization.

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $300,000 (the “Promissory Note”) to be used for a portion of the expenses of the Initial Public Offering. The Promissory Note is non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the Initial Public Offering. The loan was repaid out of the $747,500 of offering proceeds that has been allocated to the payment of offering expenses. As of June 16, 2025, the date the Company consummated its Initial Public Offering, the Company had borrowed $193,236 under the Promissory Note. On June 16, 2025, the Company paid $203,557 to the Sponsor, resulting in an overpayment of $10,321 that is recorded as a related party receivable as of June 30, 2025. The Promissory Note was repaid in full and is no longer available to the Company as of June 30, 2025.

Administrative Services Agreement

Commencing on the effective date of the Initial Public Offering, the Company entered into an agreement with Blue Holdings Management LLC, the managing member of our Sponsor, to pay an aggregate of $5,000 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three months ended June 30, 2025 and for the period from February 10, 2025 (inception) through June 30, 2025, the Company recorded $2,333 to administrative services fee – related party on the statement of operations and has not paid any amounts as of June 30, 2025, resulting in an accrual of $2,333 to administrative services fee payable – related party on the balance sheet.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, BHM, certain of the Company’s officers or directors, or any of their respective affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. As of June 30, 2025, no such Working Capital Loans were outstanding.

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

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase an additional 2,625,000 units to cover over-allotments, if any. On June 16, 2025, the underwriters fully exercised their over-allotment option.

The underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or 4,025,000 in the aggregate, payable upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering, $7,043,750 in the aggregate. The deferred commissions will be released to the underwriters only on completion of an initial business combination. The deferred commissions will be payable as follows: (i) $0.20 per unit sold in the Initial Public Offering shall be paid to the underwriter in cash, and (ii) $0.15 per unit sold in the Initial Public Offering shall be paid to the underwriters in cash based on the funds remaining in the trust account after giving effect to public shares that are redeemed in connection with an initial business combination.

Representative Shares

The Company issued to the underwriters and/or their designees 175,000 ordinary shares (the “Representative Shares”) upon the consummation of the Initial Public Offering. The Company accounted for the Representative Shares as a cost of the Initial Public Offering, resulting in a charge directly to share’s equity. The underwriters (and any of their designees to whom the Representative Shares are issued) agree not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of a Business Combination. In addition, the Representative Shares are be deemed to be underwriting compensation by the Financial Industry Regulatory Authority, Inc. (“FINRA”) pursuant to FINRA Rule 5110 and will, accordingly, be subject to certain transfer restrictions or a period of 180 days beginning on the date of commencement of sales of the Units in the Initial Public Offering. Furthermore, the underwriters agree (and any of their designees to whom the Representative Shares are issued agree) (i) to waive its redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period. In addition, the Representative Shares are not transferable, assignable or saleable until 30 days after the completion of our initial business combination (except with respect to permitted transferees as described herein under the section of the final prospectus entitled “Principal Shareholders — Restrictions on Transfers of Founder Shares and Private Placement Units”).

Note 8 — Shareholder’s Deficit

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2025 there were 767,250 Class A ordinary shares issued and outstanding, excluding 20,125,000 shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On February 20, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, through payments of offering costs and expenses on the Company’s behalf, for which the Company issued 6,059,925 Class B ordinary shares, known as founder shares, to the Sponsor. In May 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 1,009,988 founder shares resulting in an aggregate of 7,069,913 founder shares outstanding to the Sponsor, resulting in a price per share of approximately $0.004 per share. All share and per-share amounts have been retroactively restated to reflect the share capitalization. As of June 30, 2025, there were 7,069,913 Class B ordinary shares issued and outstanding.

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Note 9 — Fair Value Measurements

At June 30, 2025, the Company’s marketable securities held in the Trust Account were valued at $201,571,137. The marketable securities held in the Trust Account must be recorded on the balance sheet at fair value and are subject to remeasurement at each balance sheet date. With each remeasurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents the fair value information, as of June 30, 2025, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s marketable securities held in the Trust Account are based on dividend and interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2025
Assets:
Treasury Trust Funds held in Trust Account	$201,571,137	$—	$—

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after June 30, 2025, the balance sheet date, through the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than as disclosed below.

On July 31, 2025, the Company announced that, commencing on August 4, 2025, the holders of the Units may elect to separately trade the Class A ordinary shares and Share Rights included in the Units.

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

As indicated in the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements”, at June 30, 2025, we had $1,235,432 of cash and working capital of $1,269,573. Further, we expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

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

Recent Developments

The Sponsor deposited an aggregate of $249,950 into our bank account, depositing $50,000 in April 2025, and $199,950 in May 2025. The $249,950 will be accounted for as a capital contribution by the Sponsor and applied to the Sponsor’s purchase of Private Placement Units in the Private Placement.

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

Simultaneously with the closing of the Initial Public Offering, we completed the private sale of an aggregate of 592,250 Private Placement Units to the Sponsor, BTIG and Roberts & Ryan at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $5,922,500. The Private Placement Units (and underlying securities) are identical to the Public Units, except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 10, 2025 (inception) through June 30, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. Following the initial public offering, we will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the initial public offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among others), as well as for due diligence expenses.

For the three months ended June 30, 2025, the Company had net income of $245,414 consisting of $321,137 of dividend income on marketable securities held in the Trust Account and $709 of interest income generated on cash in the operating bank account, offset by $53,824 of formation, general, and administrative expenses, $16,782 of legal and accounting expenses, $2,333 of administrative services fee, and $3,493 of insurance expense.

For the period from February 10, 2025 (inception) through June 30, 2025, the Company had net income of $183,628 consisting of $321,137 of dividend income on marketable securities held in the Trust Account and $739 of interest income generated on cash in the operating bank account, offset by $115,640 of formation, general, and administrative expenses, $16,782 of legal and accounting expenses, $2,333 of administrative services fee, and $3,493 of insurance expense.

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

As of June 30, 2025, we had $1,235,432 of cash held outside the Trust Account (assuming our offering expenses are as expected). We will use these funds to primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of June 30, 2025. Pursuant to the Underwriting Agreement, the underwriters of our Initial Public Offering were entitled to a Deferred Fee of $0.35 per Public Unit, or $7,043,750 in the aggregate, payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the Underwriting Agreement.

Commencing on the effective date of the Initial Public Offering, the Company entered into an agreement with the managing member of our Sponsor to pay an aggregate of $5,000 per month for office space, utilities, and secretarial and administrative support, pursuant to the Administrative Services Agreement. These monthly fees will cease upon the completion of the initial Business Combination or our liquidation. For the three months ended June 30, 2025 and for the period from February 10, 2025 (inception) through June 30, 2025, the Company recorded $2,333 to administrative services fee – related party on the statement of operations and has not paid any amounts as of June 30, 2025, resulting in an accrual of $2,333 to administrative services fee payable – related party on the balance sheet.

The Sponsor has agreed to loan us an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to the IPO Promissory Note. The IPO Promissory Note is non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the Initial Public Offering. The loan will be repaid out of the $747,500 of offering proceeds that has been allocated to the payment of offering expenses. We had borrowed $193,236 through June 16, 2025, the consummation of the Initial Public Offering, and repaid $203,557 to the Sponsor to settle the balance on June 16, 2025. The overpayment of $10,321 was recorded as a related party receivable as of June 30, 2025.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of June 30, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2025 as a result of the material weakness described below.

As of June 30, 2025, we have a material weakness in our internal controls over financial reporting due to a lack of properly designed, implemented, and effectively operating controls. Management, with oversight from the Board of Directors and the audit committee of the Board of Directors, will implement a remediation plan for this material weakness, including, among other things, designing and maintaining a formal control environment, accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures. We will also enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

We have identified a material weakness in our internal control over financial reporting as of June 30, 2025. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal controls over financial reporting as of June 30, 2025 due to a lack of properly designed, implemented, and effectively operating controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

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

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-Business Combination company.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial Business Combination.

Recently, the U.S. has implemented a range of new tariffs and increases to existing tariffs.  In response to the “tariffs announced by the U.S., other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs. and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial Business Combination targets, or lead to material adverse effects on a post-Business Combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a Business Combination could change even after we enter into a Business Combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target's business, and it may be costly or impractical for us to terminate that Business Combination agreement.  These factors could affect our selection of a Business Combination target.

We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial Business Combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial Business Combination.  If we complete an initial Business Combination with such a target, the post-Business Combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-Business Combination company to decline.

We may seek to extend the Combination Period, which could reduce the amount held in our Trust Account and have adverse effects on our Company.

If we are unable to consummate our initial Business Combination on or before the end of Combination Period, we may seek shareholder approval to extend the Combination Period by amending our Amended and Restated Articles. In such event, our Public Shareholders will be provided the opportunity to have all or a portion of their Public Shares redeemed. Any redemptions will reduce the amount held in our Trust Account, the effect of which may adversely affect our ability to consummate our initial Business Combination and may also impair our ability to maintain our Nasdaq listing.

The share price of the post-Business Combination company may be less than the Redemption Price (as defined below) of our Public Shares.

Each Public Unit sold in our Initial Public Offering at an offering price of $10.00 per Public Unit consisted of one Public Share and one Public Right. Of the proceeds we received from the Initial Public Offering and the Private Placement, $201,250,000 was placed in our Trust Account. We will provide our Public Shareholders the opportunity to redeem all or a portion of their Public Shares in connection with the completion of our initial Business Combination, and potentially upon the occurrence of certain other events prior to our initial Business Combination. We expect that the pro rata redemption price in any redemption will be approximately $10.02 per Public Share as of June 30, 2025 (before taxes payable, if any, and such amount, the “Redemption Price”), representing a pro rata portion of our Trust Account without taking into account any interest or other income earned on such funds (less any withdrawals from such interest or income for taxes paid), although the Redemption Price may be less in certain circumstances. As a result, Public Shareholders who own our Public Shares on a redemption date can anticipate receiving the Redemption Price in connection with a redemption for each Public Share that they choose to redeem.

There can be no assurance that, after our initial Business Combination, our Public Shareholders would be able to sell their shares in the post-Business Combination company for the Redemption Price, or any higher price. We have not, as yet, identified a target and are therefore unable to provide any assurances as to its financial condition, business prospects or potential risks. It is therefore possible that the share price of the post-Business Combination company may decline below the Redemption Price. In recent years, the share prices of many post-Business Combination companies have fallen following a Business Combination. As a result, if our Public Shareholders continue to hold shares in the post-Business Combination company following our initial Business Combination, we cannot assure our shareholders that the trading price of such shares will be greater than the Redemption Price.

Certain agreements related to the Initial Public Offering may be amended, or their provisions waived, without shareholder approval.

Certain of the agreements related to the Initial Public Offering to which we are a party may be amended, or their provisions waived, without shareholder approval. Such agreements include the (i) Underwriting Agreement, (ii) the Letter Agreement, (iii) the Registration Rights Agreement, (iii) the Private Placement Units Purchase Agreement, and (iv) the Administrative Services Agreement. These agreements contain various provisions that our Public Shareholders might deem to be material. For example, our Letter Agreement and the Underwriting Agreement contain certain lock-up provisions with respect to the Founder Shares and other securities held by our Initial Shareholders, officers and directors, subject to certain exceptions. Amendments or waivers to such agreements would require the consent of the applicable parties thereto and, in certain cases, the consent of the underwriters of the Initial Public Offering. Any such modification, such as an amendment to shorten lock-up restrictions, may benefit our Initial Shareholders, Sponsor, officers and/or directors. Any such amendments would not require approval from our shareholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, although we would not amend lock-up provisions to permit securities held by our Initial Shareholders to be freely sold prior to our initial Business Combination, we may amend such provisions to permit them to be freely sold after the Business Combination earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by the Report.

Use of Proceeds

There have been no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by the Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 as filed with the SEC on August 4, 2025.

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).*

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 12, 2025	Blue Acquisition Corp.

	By:	/s/ Ketan Seth
Name: Ketan Seth
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David Bauer
Name: David Bauer
Title: Chief Financial Officer (Principal Financial Officer)