Form 10-K
period 2025-12-31
Blue Acquisition Corp/Cayman
filed 2026-02-19
CIK 2059654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-42699

Blue Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1855000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Anita Lane Newport Beach, CA	92660-4803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 646-543-5060

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one Right	BACCU	The Nasdaq Stock Market LLC

Class A Ordinary Shares, par value $0.0001 per share	BACC	The Nasdaq Stock Market LLC

Rights, each entitling the holder to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of an initial Business Combination	BACCR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes    ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒         No  ☐

The registrant’s Class A Ordinary Shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2025. The registrant’s Units begin trading on the Global Market tier of The Nasdaq Stock Market LLC on June 13, 2025 and the registrant’s Class A Ordinary Shares and Rights began trading on the Global Market tier of The Nasdaq Stock Market LLC on July 31, 2025. Accordingly, there was no market value for the registrant’s Class A Ordinary Shares as of the last business day of the second fiscal quarter of 2025 The aggregate market value of the registrant’s outstanding Units, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Units on June 30, 2025, as reported on the Global Market tier of The Nasdaq Stock Market LLC, was $202,055,000.

As of February 19, 2026, there were 20,892,250 Class A Ordinary Shares, par value $0.0001 per share, and 7,069,913 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

BLUE ACQUISITION CORP.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believe,” “estimate,” “anticipate,” “expect,” “intend,” “plan,” “may,” “will,” “potential,” “project,” “predict,” “continue,” “should,” “could” or “would” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. We have based these forward-looking statements on our Management’s (as defined below) current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial Business Combination, including the Blockfusion Business Combination (as defined below);

●	our expectations regarding the potential performance of the prospective target business or businesses, such as the business of Blockfusion (as defined below);

●	our success in retaining or recruiting our officers, key employees or directors following our initial Business Combination;

●	our officers and directors’ ability to allocate sufficient time to reviewing and considering our initial Business Combination, including considerations related to potential conflicts of interest;

●	the potential issues associated with entering into a Business Combination agreement with an acquisition target that subsequently declines in value or is unprofitable;

●	our potential ability to obtain additional financing to complete our initial Business Combination, if needed;

●	the ability of our Management Team (as defined below) to generate and execute on potential acquisition opportunities that will generate value for our shareholders, if needed;

●	our public securities’ potential liquidity and trading;

●	our ability to use proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	our Trust Account potentially being subject to claims of third parties;

●	the value of the Founder Shares (as defined below) following completion of our initial Business Combination likely being substantially higher than the nominal price paid for them, even if the trading price of our Public Shares (as defined below) at such time is substantially less than the Redemption Price (as defined below);

●	the impact on the amount held in the Trust Account, our capitalization, principal shareholders and other effects on our Company (as defined below) or Management Team should we seek to extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;

●	our financial performance; or

●	the other risks and uncertainties discussed in Item 1A. “Risk Factors” below.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2025 Q1 Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, as filed with the SEC (as defined below) on August 4, 2025;

●	“2025 Q2 Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the SEC on August 12, 2025;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated June 12, 2025, which we entered into with BHM (as defined below), the managing member of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

●	“BHM” are to “Blue Holdings Management LLC, the managing member of our Sponsor;

●	“Blockfusion” are to Blockfusion USA, Inc., a Delaware corporation, together with its successors;

●	“Blockfusion BCA” are to the Business Combination Agreement, dated November 19, 2025, we entered into with (i) Blockfusion, (ii) Pubco (as defined below) and (iii) the Merger Subs (as defined below);

●	“Blockfusion Business Combination” are to the transactions contemplated by the Blockfusion BCA and the related ancillary documents, collectively;

●	“Blockfusion Registration Statement” are to the Registration Statement on Form S-4 in connection with the Blockfusion Business Combination, which was initially filed by Pubco with the SEC on December 8, 2025 (File No. 333-291994) and as may be amended, and includes a preliminary proxy statement/prospectus;

●	“Board of Directors” or “Board” are to our board of directors;

●	“BTIG” are to BTIG, LLC, a representative of the Underwriters (as defined below);

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A Ordinary Shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B Ordinary Shares, par value $0.0001 per share;

●	“Clawback Policy” are to our Executive Compensation Clawback Policy, adopted as of June 6, 2025;

●	“Closing” are to the consummation of the Blockfusion Business Combination;

●	“Code of Ethics” are to the Code of Business Conduct and Ethics we have adopted, which is applicable to our directors, officers and employees;

●	“Combination Period” are to (i) the 21-month period, from the closing of the Initial Public Offering (as defined below) to March 16, 2027, that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time;

●	“Company,” “our,” “we,” or “us” are to Blue Acquisition Corp., a Cayman Islands exempted company;

●	“Company Merger” are to Company Merger Sub (as defined below) merging with and into Blockfusion, with Blockfusion continuing as the surviving entity;

●	“Company Merger Sub” are to Atlas Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco;

●	“Compensation Committee” are to the compensation committee of our Board of Directors;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and rights agent of our Rights (as defined below);

●	“Deferred Fee” are to the additional fee of $7,043,750 to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Elliott Davis” are to Elliott Davis, PLLC , our independent registered public accounting firm;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Initial Shareholders (as defined below) prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on June 16, 2025;

●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering, including our Sponsor;

●	“Insider Trading Policy” are to the insider trading policies and procedures we have adopted;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on February 26, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on May 14, 2025, as amended, and declared effective on June 12, 2025 (File No. 333-287281);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Letter Agreement” are to the Letter Agreement, dated June 12, 2025, which we entered into with our Sponsor, our directors and officers and a certain advisor;

●	“Management” or our “Management Team” are to our executive officers;

●	“Merger Subs” are to Company Merger Sub and SPAC Merger Sub (as defined below), together;

●	“Mergers” are to the Company Merger and the SPAC Merger (as defined below), together;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Option Units” are to the 2,625,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Resolution” are to a resolution of our Company passed by a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 2,625,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor, BTIG and Roberts & Ryan (as defined below) in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor, BTIG and Roberts & Ryan in the Private Placement;

●	“Private Placement Units” are to the units issued to our Sponsor, BTIG and Roberts & Ryan in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the(i) Private Placement Units Purchase Agreement, dated June 12, 2025, which we entered into with our Sponsor and (ii) Private Placement Units Purchase Agreement, dated June 12, 2025, which we entered into with BTIG and Roberts & Ryan, together;

v

●	“Pubco” are to Blockfusion Data Centers, Inc., a Delaware corporation;

●	“Public Rights” are to the rights sold as part of the Public Units, which grant the holder the right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of the Business Combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders and Management Team to the extent our Initial Shareholders and/or the members of our Management Team purchase Public Shares, provided that our Initial Shareholder’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Public Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one Public Right;

●	“Redemption Price” are to the pro rata redemption price in any redemption we expect to pay, which was approximately $10.21 per Public Share as of December 31, 2025 (before taxes payable, if any);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated June 12, 2025, which we entered into with the Initial Shareholders and the other holders party thereto;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025;

●	“Representative Shares” are to the 175,000 Class A Ordinary Shares purchased by the Underwriters, or their designees, prior to the commencement of the Initial Public Offering for a purchase price of $175, or $0.001 per share;

●	“Rights” are to the Private Placement Rights and the Public Rights, together;

●	“Rights Agreement” are to the Rights Agreement, dated June 12, 2025, which we entered into with Continental, as Rights agent;

●	“Roberts & Ryan” are to Roberts & Ryan, Inc., a co- manager of the Initial Public Offering;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“SEC Clawback Rule” are to Rule 10D-1 under the Exchange Act;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“SPAC Merger” are to SPAC Merger Sub merging with and into our Company, with our Company continuing as the surviving entity;

●	“SPAC Merger Sub” are to Atlas I Merger Sub, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco;

●	“Special Resolution” are to a resolution of our Company passed by at least a two-thirds (2/3) majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Sponsor” are to Blue Holdings Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $201,250,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated June 12, 2025, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated June 12, 2025, which we entered into with BTIG and Roberts & Ryan, as representatives of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Initial Shareholders, or an affiliate of the Initial Shareholders, or certain of our directors and officers may, but are not obligated to, loan us.

PART I

Item 1. Business.

Overview

We are a blank check company incorporated on February 10, 2025, as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination with one or more businesses or entities. We may pursue an initial Business Combination in any business or industry. To date, our efforts have been limited to (i) organizational activities, (ii) activities related to our Initial Public Offering, and (iii) searching for and consummating a Business Combination, including the Blockfusion Business Combination (as described below). We have generated no operating revenues to date, and we do not expect that we will generate operating revenues until we consummate our initial Business Combination.

Initial Public Offering

Our IPO Registration Statement became effective on June 12, 2025. On June 16, 2025, we consummated our Initial Public Offering of 20,125,000 Public Units, including 2,625,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share and Right to receive one tenth (1/10) of one Class A Ordinary Share upon consummation of our initial Business Combination. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to our Company of $201,250,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the private sale of an aggregate of 592,250 Private Placement Units to our Sponsor, BTIG and Roberts & Ryan in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to our Company of $5,922,500. Of those 592,250 Private Placement Units, (i) the Sponsor purchased 391,000 Private Placement Units and (ii) BTIG and Roberts & Ryan purchased 201,250 Private Placement Units The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement.

A total of $201,250,000, comprised of the proceeds from the Initial Public Offering and the Private Placement, was placed in the Trust Account maintained by Continental, acting as trustee.

It is the job of our Sponsor and Management Team to complete our initial Business Combination. Our Management Team is led by (i) Ketan Seth, our Chief Executive Officer and a director, and (ii) David Bauer, our Chief Financial Officer and a director, who have more than ten years of deal making experience in the tech sector and data centers space. We must complete our initial Business Combination by (i) March 16, 2027, the end of our Combination Period, which is 21 months from the closing of our Initial Public Offering, (ii) such earlier liquidation date as our Board may approve or (iii) such later date as our shareholders may approve pursuant to the Amended and Restated Articles. If our initial Business Combination is not consummated by the end of our Combination Period, our existence will terminate, and we will distribute all amounts in the Trust Account as described elsewhere in this Report.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to suspension of trading and delisting from Nasdaq.

Blockfusion Business Combination

The below subsection describes the material provisions of the Blockfusion BCA, but does not purport to describe all the terms thereof. This summary of the Blockfusion BCA is qualified in its entirety by reference to the complete text of the Blockfusion BCA, a copy of which is filed with the Report as Exhibit 2.1 and incorporated by reference herein. Unless otherwise defined herein, the capitalized terms used in this subsection have the same meanings given to them in the Blockfusion BCA. Unless otherwise indicated, this Report does not assume the Closing.

General Description of the Blockfusion BCA

On November 19, 2025, we entered into the Blockfusion BCA with (i) Blockfusion, (ii) Pubco and (iii) the Merger Subs. Pursuant to the Blockfusion BCA and subject to the terms and conditions set forth therein, (i) on or prior to the Closing (and the date and time of the Closing, the “Closing Date”), the holders of Company Series Seed Preferred Stock and Series A Preferred Stock (collectively, the “Company Preferred Stock”) shall convert all of their issued and outstanding shares of Company Preferred Stock for shares of Company Series A Common Stock, par value $0.0001 per share (the “Company Series A Shares”) and Company Series B Common Stock, par value $0.0001 per share (the “Company Series B Shares” and together with the Company Series A Shares, the “Company Common Stock”), at the applicable conversion ratio (including any accrued or declared but unpaid dividends) as set forth in Blockfusion’s certificate of incorporation, as amended (the “Preferred Conversion”), (ii) and on the Closing Date, (A) SPAC Merger Sub will merge with and into our Company, with our Company continuing as the surviving entity and, as a result of which, each of our issued and outstanding securities immediately prior to the effective time of the SPAC Merger shall no longer be outstanding and shall automatically be cancelled in exchange for which our security holders shall receive substantially equivalent securities of Pubco, (B) Company Merger Sub will merge with and into Blockfusion, with Blockfusion continuing as the surviving entity, and as a result of which each issued and outstanding security of Blockfusion immediately prior to the effective time of the Company Merger shall no longer be outstanding and shall automatically be cancelled in exchange for which the security holders of Blockfusion shall receive shares of common stock, par value $0.0001 per share, of Pubco (“Pubco Common Stock”), with holders of Company Series B Shares receiving shares of Pubco Class B common stock, par value $0.0001 per share, which will have the same economic rights as the Pubco Class A Shares (as defined below), but will have the right to 20 votes per share (the “Pubco Class B Shares”) for such Company Class B Shares and holders of Company Series A Shares receiving Pubco Class A common stock, par value $0.0001 per share (the “Pubco Class A Shares”) for such Company Series A Shares. As a result of the Mergers and the other transactions of the Blockfusion Business Combination, our Company and Blockfusion will become wholly-owned subsidiaries of Pubco, all upon the terms and subject to the conditions set forth in the Blockfusion BCA, and Pubco will become a publicly traded company.

Additionally, at the effective time of the Mergers (the “Effective Time”), each outstanding and unexercised option to purchase Company Common Stock (each, a “Company Option”) will be assumed by and become an option of Pubco (each, an “Assumed Option”) containing the same terms, conditions, vesting and other provisions as are currently applicable to such Company Options, provided that each Assumed Option will be exercisable for the number of Pubco Class A Shares equal to the Exchange Ratio (as defined below) multiplied by the number of Company Class A Shares subject to the Company Option as of immediately prior to the Effective Time, rounded down to the nearest whole number, at an exercise price equal to the per share exercise price of the Company Option divided by the Exchange Ratio, rounded up to the nearest whole cent.

Additionally, at the Effective Time, each outstanding and unexercised warrant to purchase Company Common Stock (each, a “Company Warrant”) will be assumed by and become a warrant to purchase Pubco Class A Shares (each, an “Assumed Warrant”) containing the same terms, conditions, vesting and other provisions as are currently applicable to such Company Warrants, provided that each Assumed Warrant will be exercisable for the number of Pubco Class A Shares equal to the Exchange Ratio multiplied by the number of Company Class A Shares subject to the Company Warrant as of immediately prior to the Effective Time, rounded up to the nearest whole share, at an exercise price equal to the per share exercise price of the Company Warrant divided by the Exchange Ratio, rounded down to the nearest whole cent.

Consideration

The aggregate consideration to be delivered to the security holders of Blockfusion as of the Effective Time will be a number of newly issued shares of Pubco Common Stock equal to Four Hundred Fifty Million U.S. Dollars ($450,000,000) (the “Merger Consideration”), with each holder of Company Common Stock (each, a “Company Stockholder”) receiving for each share of Company Common Stock held (after giving effect to the Preferred Conversion), a number of shares of Pubco Common Stock equal to (i) the Per Share Price (as defined below), divided by (ii) the Blockfusion Redemption Price (as defined below and such ratio, the “Exchange Ratio”), with holders of Company Series B Shares receiving shares of Pubco Class B Shares and holders of Company Series A Shares receiving Pubco Class A Shares, divided by the Per Share Price at which each SPAC Public Share (as defined in the Blockfusion BCA) is redeemed in the Redemptions (as defined below) (the “Blockfusion Redemption Price”).

The “Per Share Price” is an amount equal to (a) the Merger Consideration divided by (b) the Fully-Diluted Company Shares. The “Fully-Diluted Company Shares” means (a) the total number of issued and outstanding shares of Company Common Stock issued and outstanding and vested as of immediately prior to the Effective Time (after giving effect to the Preferred Conversion), plus (b) the aggregate number of shares of Company Common Stock issuable upon, or pursuant to, the exercise of Company Options that are issued and outstanding and vested as of immediately prior to the Effective Time, treating such outstanding and vested Company Options as having been exercised in full (calculated using the treasury stock method of accounting), plus (c) the aggregate number of shares of Company Common Stock issuable upon, or pursuant to, the exercise of Company Warrants that are issued and outstanding as of immediately prior to the Effective Time, treating such Company Warrants as having been exercised in full (calculated using the treasury stock method of accounting).

Representations and Warranties

The Blockfusion BCA contains representations and warranties that are reasonably customary for similar transactions that are made by the parties as of the date of the Blockfusion BCA, or other specified dates, solely for the benefit of certain of the parties to the Blockfusion BCA, and in certain cases are subject to specified exceptions and materiality, Material Adverse Effect (as defined below), knowledge and other qualifications contained in the Blockfusion BCA or in information provided pursuant to certain disclosure schedules to the Blockfusion BCA. “Material Adverse Effect” means, with respect to any specified person or entity, any fact, event, occurrence, change or effect that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect upon the business, assets, liabilities, results of operations, prospects or condition (financial or otherwise) of such person or entity and its subsidiaries, taken as a whole, or the ability of such person or entity or any of its subsidiaries on a timely basis to consummate the transactions contemplated by the Blockfusion BCA or the ancillary documents to which it is a party or bound or to perform its obligations thereunder, in each case subject to certain customary exceptions.

No Survival

The representations and warranties of the parties contained in the Blockfusion BCA terminate as of, and do not survive, the Closing, and there are no indemnification rights for another party’s breach. The covenants and agreements of the parties contained in the Blockfusion BCA do not survive the Closing, except those covenants and agreements to be performed after the Closing, which covenants and agreements will survive until fully performed.

Covenants of the Parties

Each party to the Blockfusion BCA has agreed to use its commercially reasonable efforts, and to cooperate fully with one another, to consummate the Blockfusion Business Combination. The Blockfusion BCA also contains certain customary covenants by each of the parties that apply during the period between the signing of the Blockfusion BCA and the earlier of the Closing or the termination of the Blockfusion BCA (the “Interim Period”), including (i) the provision of access to the applicable party’s properties, books and personnel; (ii) the operation of the parties’ respective businesses in the ordinary course of business; (iii) the current and timely filing of our public filings; (iv) no insider trading; (v) notifications to the other parties of certain breaches, consent requirements and other matters; (vi) obtaining third party and regulatory approvals; (vii) tax matters; (viii) further assurances; (ix) public announcements; (x) confidentiality; and other covenants. The Blockfusion BCA also contains certain customary post-Closing covenants, including, without limitation, in regard to (1) tax matters; (2) the maintenance of books and records; and (3) the indemnification of directors and officers.

Each of our Company and Blockfusion will not solicit or enter into a competing alternative transaction, in accordance with customary terms and provisions set forth in the Blockfusion BCA.

We will not approve, endorse or recommend, or publicly propose to approve, endorse or recommend, any Acquisition Proposal (as defined in the Blockfusion BCA), or otherwise change, withdraw, withhold, qualify or modify our recommendation to our shareholders for approval of the Blockfusion BCA and the Blockfusion Business Combination (a “Change in Recommendation”); provided, however, that if at any time prior to (but not after) obtaining the approval of our shareholders, our Board of Directors determines in good faith, in response to an Intervening Event (as defined in the Blockfusion BCA) after consultation with its outside legal counsel, that the failure to make a Change in Recommendation would be a breach of its fiduciary duties under applicable law, then the Board may make a Change in Recommendation, provided that we deliver, pursuant to procedures set forth in the Blockfusion BCA, written notice advising Blockfusion that our Board of Directors proposes to take such action and containing the material facts underlying the Board’s determination. If requested by Blockfusion, we will use our reasonable best efforts to engage in good faith negotiations with Blockfusion to make adjustments in the terms and conditions of the Blockfusion BCA that obviate the need for a Change in Recommendation.

Blockfusion will deliver to us financial statements of Pubco and Blockfusion audited by a PCAOB-qualified auditor in accordance with PCAOB auditing standards, accompanied by an unqualified opinion of the auditor thereon (collectively, the “Audited Financials”), as soon as reasonably practicable after the date of the Blockfusion BCA, but no later than thirty (30) days from the date of the Blockfusion BCA (the “Audit Delivery Date”). In addition, Blockfusion and Pubco will deliver to us unaudited monthly and quarterly financial information through the Closing Date and Pubco will deliver to us Pubco’s interim financial statements for such periods as required by applicable law or SEC guidance to be included in the Blockfusion Registration Statement.

Our Company, Blockfusion and Pubco will, as promptly as practicable after the date of the Blockfusion BCA, prepare and file with the SEC, the Blockfusion Registration Statement in connection with the registration under the Securities Act, of the securities of Pubco to be issued pursuant to the Blockfusion Business Combination, and containing a proxy statement/prospectus for the solicitation of proxies from our shareholders to approve the Blockfusion BCA, the Blockfusion Business Combination and related matters at an extraordinary general meeting of our shareholders, and providing our Public Shareholders with an opportunity to request redemption of their Public Shares in connection with the Blockfusion Business Combination, as required by our Amended and Restated Articles and our Initial Public Offering prospectus (the “Redemptions”).

As promptly as practicable after the Blockfusion Registration Statement has become effective and been distributed by Pubco (and in all cases within ten (10) days following such date), Blockfusion will solicit a written consent of its stockholders in order to obtain the requisite vote of its stockholders to approve the Blockfusion BCA and each of the ancillary documents to which Blockfusion is or is required to be a party or bound and the consummation of the transactions contemplated thereby (the “Company Stockholder Approval”) and to take all other actions necessary or advisable to secure the Company Stockholder Approval, including enforcing the Company Support Agreements (as defined below). At our request, Blockfusion shall make the members of its management reasonably available to participate in management presentations, “road shows,” rating agency presentations, meetings with financing sources and similar events in connection with obtaining the approval of our shareholders, any “share recycling” efforts by us and the obtaining of any debt or equity financing, ratings or governmental or other third-party approvals.

The parties shall take all action necessary so that, effective at the Closing, the post-Closing board of directors of Pubco (the “Post-Closing Board”) will consist of seven (7) individuals, two (2) of whose members will be designated by our Company (at least one (1) of whom shall be an independent director in accordance with the requirements of Nasdaq), four (4) of whose members will be designated by Blockfusion (at least two (2) of whom shall be an independent director in accordance with the requirements of Nasdaq), and one (1) additional member (who shall be an independent director in accordance with the requirements of Nasdaq) to be mutually agreed upon by our Company and Blockfusion prior to the Closing. The parties shall also take all action necessary so that the individuals serving as the chief executive officer and chief financial officer (or such equivalent role whose duties include those of the principal accounting officer), respectively, of Pubco immediately after the Closing will be the same individuals (in the same office) as that of Blockfusion immediately prior to the Closing (unless, at its sole discretion, Blockfusion desires to appoint another qualified person to either such role, in which case, such other person(s) identified by Blockfusion shall serve in such role or roles).

During the Interim Period, our Company and Blockfusion shall use reasonable best efforts to enter into written agreements for Transaction Financings (as defined below) with aggregate proceeds of at least $100 million (on such terms and structuring and using such strategy, placement agents and approach, as our Company and Blockfusion shall mutually agree). “Transaction Financing” means a capital raising transaction in connection with the Blockfusion Business Combination structured as one or a combination of common equity, preferred equity, convertible equity or debt, non-redemption or backstop arrangements with respect to the Trust Account, a committed equity facility, debt facility, and/or other sources of cash or cash equivalents, in each case, whether such investment is into our Company, Blockfusion or Pubco.

Conditions to Closing

The obligations of the parties to consummate the Blockfusion Business Combination are subject to various conditions, including the following mutual conditions of the parties, unless waived: (i) the approval of the Blockfusion BCA and the Blockfusion Business Combination and related matters by the requisite vote of each of our shareholders and Blockfusion’s stockholders; (ii) the expiration or termination of any waiting period applicable to the consummation of the Blockfusion BCA under any antitrust laws; (iii) obtaining material regulatory approvals; (iv) no law or order preventing or prohibiting the Blockfusion Business Combination; (v) appointment of the Post-Closing Board consistent with the requirements of the Blockfusion BCA; (vi) the effectiveness of the Blockfusion Registration Statement; (vii) Pubco shall have amended and restated its certificate of incorporation in a form satisfactory to our Company and Blockfusion; (viii); Pubco Class A Shares shall have been approved for listing on Nasdaq upon the Closing; and (ix) Pubco shall have adopted, on or prior to the Closing, an equity incentive plan in a form satisfactory to our Company and Blockfusion, and which will provide for awards for a number of Pubco Class A Shares equal to five (5%) of the aggregate number of shares of Pubco Common Stock issued and outstanding immediately after the Closing.

In addition, unless waived by Blockfusion, the obligations of Blockfusion to consummate the Blockfusion Business Combination are subject to the satisfaction of the following closing conditions, in addition to customary certificates and other closing deliveries: (i) our representations  relating to organization and standing, authorization, non-contravention, capitalization (other than the first sentence of such representation in the Blockfusion BCA) and finders and brokers being true and correct in all material respects on and as of the date of the Blockfusion BCA and as of the Closing Date; (ii) our representations and warranties set forth in the first sentence of the capitalization representation being true and correct in all respects (except for de minimis inaccuracies) on and as of the date of the Blockfusion BCA and as of the Closing Date; (iii) all of our other representations and warranties being true and correct (without giving effect to any limitations as to “materiality” or any similar limitation set forth herein) in all respects on and as of the date of the Blockfusion BCA and as of the Closing Date, as though made on and as of the Closing Date, except where the failure of such representations and warranties to be true and correct, individually and in the aggregate has not had a SPAC Material Adverse Effect (as defined in the Blockfusion BCA); (iv) our Company having performed in all material respects our obligations and complied in all material respects with the covenants and agreements under the Blockfusion BCA required to be performed or complied with by us on or prior to the Closing Date; (v) the Amended Registration Rights Agreement (as defined below) being in full force and effect as of the Closing: and (vi) the sum of (x) the aggregate cash proceeds available for release from the Trust Account (after giving effect to the completion and payment of the Redemptions), plus (y) the net proceeds of any Transaction Financings, shall equal or exceed $75,000,000 after deducting all Expenses (as defined in the Blockfusion BCA) of our Company and Blockfusion.

Unless waived by our Company, our obligations to consummate the Blockfusion Business Combination are subject to the satisfaction of the following closing conditions, in addition to customary certificates and other closing deliveries: (i) the representations of Blockfusion relating to organization and standing, authorization, non-contravention, capitalization (other than the first sentence of such representation in the Blockfusion BCA) and finders and brokers being true and correct (without giving effect to any limitation as to “materiality” set forth therein) in all material respects on and as of the date of the Blockfusion BCA and as of the Closing Date; (ii) the representations and warranties set forth in the first sentence of the capitalization representation being true and correct in all respects on and as of the date of the Blockfusion BCA and as of the Closing Date; (iii) all other representations and warranties of Blockfusion being true and correct (without giving effect to any limitation as to “materiality” or “Material Adverse Effect” or any similar limitation set forth herein) in all respects on and as of the date of the Blockfusion BCA and on and as of the Closing Date, except where the failure of such representations and warranties to be true and correct, individually and in the aggregate has not had a Material Adverse Effect; (iv) Blockfusion, Pubco and the Merger Subs (collectively, the “Target Companies”) having performed in all material respects all of their respective obligations and complied in all material respects with all of their agreements and covenants under the Blockfusion BCA required to be performed or complied with on or prior to the Closing Date; (v) an absence of any Material Adverse Effect with respect to the Target Companies since the date of the Blockfusion BCA; (vi) each Non-Competition Agreement (as defined below), each Lock-Up Agreement (as defined below), each Company Support Agreement and the Amended Registration Rights Agreement being in full force and effect as of the Closing; (vii) the Preferred Conversion having been completed; (viii) certain loans issued by Blockfusion to its officers and directors having been repaid or cancelled; (ix) our Company and Pubco having received employment agreements, in each case effective as of the Closing, in form and substance reasonable to us, between certain employees and Pubco, and each such employment agreement duly executed by the parties thereto; and (x) Blockfusion shall have delivered to us evidence that consents from certain specified lenders have been received.

Termination

The Blockfusion BCA may be terminated at any time prior to the Closing by either us or Blockfusion if the Closing does not occur by May 31, 2026, or such other date as may be extended pursuant to the Blockfusion BCA.

The Blockfusion BCA may also be terminated under certain other customary and limited circumstances at any time prior the Closing, including, among other reasons: (i) by mutual written consent of our Company and Blockfusion; (ii) by written notice by either our Company or Blockfusion to the other if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the Blockfusion Business Combination, and such order or other action has become final and non-appealable; (iii) by Blockfusion for our uncured material breach of the Blockfusion BCA, such that the related closing condition would not be met; (iv) by us for Blockfusion’s uncured material breach of the Blockfusion BCA, such that the related closing condition would not be met; (v) by us, if there shall have been a Material Adverse Effect on the Target Companies following the date of the Blockfusion BCA which is uncured and continuing; (vi) by either Blockfusion or our Company if we hold our shareholder meeting to approve the Blockfusion BCA and the Blockfusion Business Combination, and such approval is not obtained; (vii) by either Blockfusion or our Company if Blockfusion holds its stockholder meeting to approve the Blockfusion BCA and the Blockfusion Business Combination, and such approval is not obtained; and (viii) by written notice from our Company to Blockfusion if Blockfusion has not delivered the Audited Financials on or before the Audit Delivery Date.

If the Blockfusion BCA is terminated, all further obligations of the parties under the Blockfusion BCA (except for certain obligations related to public announcements, confidentiality, effect of termination, fees and expenses, the Trust Account Waiver (as defined below), and customary miscellaneous provisions) will terminate, and no party to the Blockfusion BCA will have any further liability to any other party thereto except for liability for fraud or for willful breach of the Blockfusion BCA prior to such termination.

Trust Account Waiver

Blockfusion agreed that it and its affiliates will not have any right, title, interest or claim of any kind in or to any monies in our Trust Account, and has agreed not to, and waived any right to, make any claim against the Trust Account (including any distributions therefrom) (such waiver, the “Trust Account Waiver”).

Governing Law

The Blockfusion BCA is governed by New York law, provided that matters that are required to be governed by the laws of the Cayman Islands (including, without limitation, in respect of the SPAC Merger and the fiduciary duties that may apply to the directors and officers of the parties) shall be governed by the laws of the Cayman Islands and, the parties are subject to exclusive jurisdiction of federal and state courts located in New York County, State of New York (and any appellate courts thereof).

Related Agreements

Company Support Agreements

Simultaneously with the execution of the Blockfusion BCA, stockholders of Blockfusion holding capital stock of Blockfusion sufficient to approve the adoption of the Blockfusion BCA and approve the Company Merger and the other transactions contemplated by the Blockfusion BCA (each, a “Company Support Stockholder”) entered into support agreements (each, a “Company Support Agreement”), pursuant to which, among other things, each Company Support Stockholder agreed to vote its shares of capital stock of Blockfusion (the “Subject Stock”) in favor of the adoption of the Blockfusion BCA, the ancillary documents, the approval of the Blockfusion Business Combination and any amendments to Blockfusion’s organizational documents in connection therewith, subject to certain customary conditions.  Each Company Support Stockholder also (i) agreed that certain agreements (the “Terminating Agreements”) shall be automatically terminated and of no further force and effect (including any provisions of the Terminating Agreements that, by their terms, survives such termination) effective as of, and subject to and conditioned upon the occurrence of, the Closing, and (ii) upon the termination of the Terminating Agreements, none of Blockfusion, such Company Support Stockholder, or any of their respective affiliates shall have any further rights, obligations or liabilities under such Terminating Agreement. Each Company Support Stockholder also agreed to take certain other actions (including the Preferred Conversion) in support of the Blockfusion BCA and the Blockfusion Business Combination (and any actions required in furtherance thereof) and to refrain from taking actions that would adversely affect their ability to perform such Company Support Stockholder’s obligations under the Company Support Agreement and each such Company Support Stockholder unconditionally and irrevocably waived any and all pre-emption rights, rights of first offer, rights of first refusal, rights of participation, tag-along rights and all other similar rights that such Company Support Stockholder may have in respect of the Blockfusion Business Combination. Each Company Support Stockholder also agreed not to transfer their Subject Stock during the period from and including the date of the Company Support Agreement and the first to occur of the date of Closing or the date on which the Company Support Agreement is terminated, subject to certain customary exceptions.

Lock-Up Agreements

Simultaneously with the execution of the Blockfusion BCA, certain stockholders of Blockfusion (each, a “Lock-Up Holder”) entered into lock-up agreements (each, a “Lock-Up Agreement”), pursuant to which each Lock-Up Holder agreed not to (i) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any shares of Pubco Common Stock to be received by such Lock-Up Holder in the Blockfusion Business Combination, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of such shares of Pubco Common Stock, or (iii) publicly disclose the intention to do any of the foregoing, for a period commencing from the Closing and ending on the date that is 6 months after the Closing (subject to early release on the earlier upon (x) the date on which the volume-weighted average trading price of Pubco Class A Shares quoted on Nasdaq (or such other exchange on which the Pubco Class A Shares may then be listed) is greater than or equal to $15.00 for any 20 trading days within any 30 consecutive trading day period beginning on the day of Closing and (y) the date after the Closing on which Pubco consummates a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of its stockholders having the right to exchange their Pubco Class A Shares for cash, securities, or other property), subject to certain customary transfer exceptions.

Letter Agreement Amendment

Simultaneously with the execution of the Blockfusion BCA, our Company, Pubco, Blockfusion, BTIG, the Sponsor and our directors and officers, entered into an amendment to the Letter Agreement (the “Letter Agreement Amendment”) to (i) add Pubco and Blockfusion as parties to the Letter Agreement, (ii) revise the terms of the Letter Agreement to reflect the Blockfusion Business Combination, including the issuance of Pubco securities in exchange for our securities, and have Pubco assume and be assigned our rights and obligations under the Letter Agreement, and (iii) amend the terms of the lock-up set forth in the Letter Agreement to conform with the lock-up terms in the Lock-Up Agreements described above, subject to and contingent upon the Closing.

Non-Competition and Non-Solicitation Agreement

Simultaneously with the execution and delivery of the Blockfusion BCA, certain executive officers of Blockfusion (the “Non-Compete Parties”) entered into Non-Competition and Non-Solicitation Agreements (each, a “Non-Competition Agreement”) in favor of our Company and Pubco and their respective subsidiaries (the “Covered Parties”), pursuant to which they agreed for a period of two years after the Closing not to compete with the Covered Parties and not to solicit the employees and customers of the Covered Parties. Each Non-Compete Party also agreed not to disparage the Covered Parties and to customary confidentiality requirements.

Amended and Restated Registration Rights Agreement

Prior to the Closing, Pubco, the Sponsor and certain stockholders of Blockfusion will enter into an amended and restated registration rights agreement (the “Amended Registration Rights Agreement”) that will amend and restate the Registration Rights Agreement, pursuant to which (i) Pubco will assume our registration obligations under the Registration Rights Agreement, with such rights applying to the Pubco Class A Shares and (ii) such stockholders of Blockfusion will be granted equal registration rights thereunder.

The form of Company Support Agreement, form of Lock-Up Agreement, Letter Agreement Amendment, form of Non-Competition Agreement and form of Amended and Restated Registration Rights Agreement, are filed herein as Exhibits 10.10, 10.11, 10.12, 10.13 and 10.14, and are incorporated herein by reference, and the foregoing descriptions of the Company Support Agreement, Lock-Up Agreement, Letter Agreement Amendment, Non-Competition Agreement and Amended and Restated Registration Rights Agreement are qualified in their entirety by reference thereto.

Our Management Team and Board of Directors

The past performance of our Management Team or our Board is not a guarantee of success with respect to any Business Combination we may consummate, including the Blockfusion Business Combination. Further, in recent years, a number of target businesses have underperformed financially post-Business Combination. You should not rely on the historical record of our Management Teams’ or our Board’s performance as indicative of our future performance.

 Prior SPAC Experience

Below are the SPAC Business Combinations in which members of our Management Team and Board have participated, along with certain other information:

●	Swiftmerge Acquisition Corp. From December 14, 2021 to December 13, 2024, General Clark our Non-Executive Chairman, served as a director of Swiftmerge Acquisition Corp. (“Swiftmerge”), a SPAC. On December 13, 2024 Swiftmerge and AleAnna Energy LLC (“AleAnna Energy”), an energy company in Italy, consummated a Business Combination. Following the closing, AleAnna was organized in an “up-C” structure, such that AleAnna, the surviving pubco, and its subsidiaries hold and operate substantially all of the assets and business of AleAnna Energy, and AleAnna is a publicly listed holding company that holds equity interests in AleAnna Energy through a holdco. On December 16, 2024, AleAnna’s Class A common stock and warrants commenced trading on the Nasdaq Capital Market under the symbols “ANNA” and “ANNAW,” respectively.

●	Argyle Security, Inc. From September 2005 to October 2009, General Clark was also a director of Argyle Security, Inc., formerly Argyle Security Acquisition Corporation (“Argyle”), incorporated in Delaware in June 2005 as a SPAC focused on acquiring a business in the security industry. On July 31, 2007, Argyle acquired all of the assets and liabilities of ISI-Detention Contracting Group, Inc. (“ISI”) through the merger of Argyle’s wholly-owned subsidiary, ISI Security Group, Inc., into ISI. As a result of the merger, ISI became a wholly owned subsidiary of Argyle. ISI is a provider of physical security solutions to commercial, governmental and correctional customers. On March 30, 2010, Argyle announced that it had voluntarily deregistered its common stock, warrants and units consisting of common stock and warrants and suspended its reporting obligations under the federal securities laws.

●	BPGC Acquisition Corp. Mr. Qureshi, one of our independent directors, has been Chairman of the Board, Chief Executive Officer and a director of BPGC Acquisition Corp. (formerly known as Ross Acquisition Corp II, or “RAC II”), a SPAC, since November 12, 2024 and prior thereto as Head of M&A since its inception in January 2021. On June 2, 2025, BPGC and Innovative Rocket Technologies Inc. (“iRocket”), a reusable space rocket developer, issued a joint press release announcing that they had entered into a non-binding letter of intent for a potential Business Combination.

●	Quinpario Acquisition Corp. Mr. Qureshi was also Vice President and Chief Strategy Officer of Quinpario Acquisition Corp. (“Quinpario”), a SPAC, from May 13, 2013 until June 30, 2014. On June 30, 2014, Quinpario completed an initial Business Combination as a result of which it acquired all of the outstanding shares of Jason Partners Holdings, Inc. Mr. Qureshi ceased to be an officer or director following the consummation of the Business Combination. On July 1, 2017, Nasdaq filed Form 25 with the SEC terminating the listing of Quinpario’s securities and registration under Section 12(b) of the Exchange Act.

●	WL Ross Holding Corp. Mr. Qureshi, as a Managing Director of WL Ross & Co. LLC, an affiliate of WL Ross Sponsor LLC (“WLRS”), the sponsor of WL Ross Holding Corp. (“WLRH”), supervised the Business Combination of WLRH with Nexeo Solutions, Inc. (“Nexeo”) On February 28, 2019, Nexeo was acquired by, and became a wholly owned subsidiary of, Univar Inc. (NYSE:UNVR) is a leading global chemical and ingredient distributor and provider of value added services to customers across a wide range of industries, and Nexeo’s securities ceased to be traded on Nasdaq.

 Our Sponsor

Our Sponsor is a Delaware limited liability company, which was recently formed in February 2025 to invest in our Company. Although our Sponsor is permitted to undertake any activities permitted under the Delaware Limited Liability Company Act and other applicable law, our Sponsor’s business is focused on investing in us. BHM is the managing member of our Sponsor, and Ketan Seth is the managing member of BHM. Mr. Seth, as the managing member of BHM, holds voting and investment discretion with respect to the securities held of record by the Sponsor.

In addition, each of Ketan Seth, our Chief Executive Officer, and David Bauer, our Chief Financial Officer, have received an indirect interest in 75,000 Founder Shares, and each of General (Ret.) Wesley Clark, Dario Dino Ferrari, Nadim Qureshi and Dr. Kenneth Moritsugu, our independent directors, have received an indirect interest in 50,000 Founder Shares, and each of Glenn Hill, Mina Janeska and Francisco de Borbon Graf von Hardenberg, our special advisors, have received an indirect interest in 25,000 Founder Shares, through membership interests in BHM, which will transfer at the consummation of an initial Business Combination. However, only Mr. Seth, as the managing member of BHM, has the right to control the Sponsor or participate in any decision regarding the disposal of any security held by the Sponsor, or otherwise. Dario Dino Ferrari has an indirect economic interest in BHM through his ownership of 10,000 Class B Units in BHM, representing Private Placement Units purchased by him for $100,000. Our Sponsor also has assigned 300,000 Founder Shares to Alberto Pontonio, a registered broker-dealer associated with Roberts & Ryan, co-manager of the Initial Public Offering. Other than Mr. Seth and our other directors and officers, none of the other members of our Sponsor will participate in our Company’s activities. Assuming our independent directors, our directors and officers will hold approximately 6.0% of the Sponsor membership interests reflecting indirect interests in the Founder Shares and approximately 2.7% of the Sponsor membership interests reflecting indirect interests in the Private Placement Units.

Because our Sponsor acquired the Founder Shares at a nominal price of $0.004 per share, our Public Shareholders incurred immediate and material dilution upon the closing of the Initial Public Offering. Further, the Class A Ordinary Shares issuable in connection with the conversion of the Founder Shares may result in material dilution to our Public Shareholders due to the anti-dilution rights of our Founder Shares that may result in an issuance of Class A Ordinary Shares on a greater than one-for-one basis upon conversion. Additionally, our Public Shareholders may experience dilution from the conversion of the 592,250 Private Placement Rights converting into 59,225 Class A Ordinary Shares upon consummation of an initial Business Combination. Further, our Public Shareholders may experience material dilution if the $1,500,000 in Working Capital Loans is fully advanced by the Sponsor and the Sponsor elects to convert the Working Capital Loans into Private Placement-equivalent units at $10.00 per unit, resulting in the Sponsor receiving an additional 150,000 units of the post-combination company.

The Founder Shares will automatically convert into Class A Ordinary Shares at the time of our initial Business Combination, or at any time prior thereto at the option of the holder thereof, on a one-for-one basis, subject to adjustment as provided herein. In the case that additional Class A Ordinary Shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of our initial Business Combination, the ratio at which Class B Ordinary Shares shall convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, on an as-converted basis, approximately 26% of the total number of all Ordinary Shares outstanding upon completion of the Initial Public Offering, plus all Class A Ordinary Shares and equity-linked securities issued or deemed issued in connection with our initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination or any Private Placement-equivalent units issued to our Sponsor or its affiliates upon conversion of any Working Capital Loans made to us). Our Public Shareholders may incur material dilution due to such anti-dilution adjustments that result in the issuance of Class A Ordinary Shares on a greater than one-for-one basis upon conversion.

If we raise additional funds through equity or convertible debt issuances, our Public Shareholders may suffer significant dilution. This dilution would increase to the extent that the anti-dilution provision of the Founder Shares result in the issuance of Class A Ordinary Shares on a greater than one-for-one basis upon conversion of the Founder Shares at the time of our initial Business Combination.

In addition, in order to facilitate our initial Business Combination as determined by our Sponsor in its sole discretion, our Sponsor may surrender or forfeit, transfer or exchange our Founder Shares, Private Placement Units or any of our other securities, including for no consideration, as well as subject any such securities to earn-outs or other restrictions, or otherwise amend the terms of any such securities or enter into any other arrangements with respect to any such securities. We may also issue Class A Ordinary Shares upon conversion of the Class B Ordinary Shares at a ratio greater than one-to-one at the time of our initial Business Combination, as a result of the anti-dilution provisions as set forth therein.

Pursuant to the Letter Agreement, each of our Sponsor, directors and officers and a certain advisor has agreed lock-up and restrictions on their ability to transfer, assign, or sell the Founder Shares and Private Placement Units (including the underlying securities). Further, the Sponsor membership interests (including the interests held by the non-managing members) are locked up and not transferable because the Letter Agreement prohibits indirect transfers.

While there is no current intention to do so, and the members of our Management Team and Sponsor have not done so with any previously formed SPACs, we may approve an amendment or waiver of the Letter Agreement that would allow the Sponsor to directly, or members of our Sponsor to indirectly, transfer Founder Shares and Private Placement Shares or membership interests in our Sponsor in a transaction in which the Sponsor removes itself as our Sponsor before identifying a Business Combination. As a result, there is a risk that our Sponsor and our officers and directors may divest their ownership or economic interests in us or in our Sponsor, which would likely result in our loss of certain key personnel, including Ketan Seth. There can be no assurance that any replacement Sponsor or key personnel will successfully identify a Business Combination target for us, or, even if one is so identified, successfully complete such Business Combination.

The securities held by the Sponsor are expected to only be distributed directly to the members of the Sponsor following the consummation of our initial Business Combination, provided that such members agree to become subject to the applicable transfer restrictions with respect to such securities, including the Letter Agreement. Indirect transfers of the securities held by the Sponsor, such as to another member of the Sponsor or their affiliate, a family member or a new member of the Sponsor, may be permitted with the prior consent of Mr. Seth, the managing member of BHM, the managing member of our Sponsor, so long as such transfer complies with the applicable transfer restrictions with respect to such securities to the same extent as the party originally subject to such restrictions.

Business Strategy

Within our team’s ecosystem and network, we have direct access to industry leaders in sustainable manufacturing, energy co-production, and water & waste management. This strategic positioning is expected to enable us to identify and partner with companies that integrate green energy sources with energy-intensive manufacturing and onsite energy production.

We envision a clear and actionable path to merging with a company that not only prioritizes sustainability, but also enhances operational efficiency through smart energy integration. Our expertise is expected to extend beyond the Business Combination—our team delivers long-term value by optimizing green energy generation within manufacturing operations and facilitating the export of surplus energy. With the right partnerships and expertise, we believe we are positioned to enhance industrial sustainability, drive energy innovation, and create a lasting impact on the clean energy economy.

Onsite Energy Production

●	Harness the power of self-sustaining energy generation, ensuring all operational energy needs are met onsite.

●	Generate excess energy for export and future expansion, turning the facility into an energy hub.

●	Align with the U.S. Department of Energy’s vision for green manufacturing, reinforcing sustainability at the core of operations.

Water & Waste Management

●	Optimize resource efficiency by utilizing non-potable (saline aquifers or seawater) local water sources, purifying them using only renewable electricity, thus minimizing environmental impact.

●	Achieve zero liquid discharge, ensuring responsible water management and compliance with eco-friendly regulations.

●	Implement real-time waste management or advanced processing facilities that neutralize waste, creating a cleaner, greener industrial ecosystem.

Green Energy Integration

●	Future-proof operations by integrating cutting-edge green energy technologies, including:

o	Solar and/or wind with battery energy storage systems integration.

o	Second & third-generation geothermal and synthetic geothermal for reliable, renewable energy.

o	Next-generation nuclear reactors and commercialized fusion power for groundbreaking energy efficiency as they become commercially available.

o	Hydropower solutions to leverage existing renewable infrastructure where we can acquire existing hydro resources, and the power is otherwise not available to the grid.

●	Drive energy independence and contribute to the global transition toward clean power solutions.

By combining energy innovation, sustainable water management, and advanced green technologies, we believe a target company can not only meet its own needs but also support global energy demands—paving the way for a cleaner, more resilient future.

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses, including Blockfusion. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial Business Combination with a target business that does not meet some or all of these criteria and guidelines.

Based on our Management Team’s experience, we have developed the following investment criteria that we use to screen and evaluate prospective target businesses.

●	Manufacturing companies or data centers with the need to become energy independent or partially independent, with a leading industry position and recognized leadership. We intend to focus our search on one or more businesses based primarily in the US within industries that we believe have strong fundamentals, favorable prospects and a high likelihood of generating strong risk-adjusted returns for our shareholders. The factors we consider include management’s credentials, growth prospects, competitive dynamics, level of industry consolidation, need for capital investment, intellectual property, barriers to entry, energy consumption and merger terms. We analyze the strengths and weaknesses of the target business relative to its competitors, focusing on business strategy and revenue streams for the data centers as well as energy costs, green initiatives, government incentives, land and power availability, fiber connectivity, zoning & permits site scalability, occupancy rates, technological obsolescence and security and compliance risks. On the manufacturing side, we look at energy intensive businesses that need to become independent or at least partially independent, analyzing their energy efficiency measures, if there is already a partial renewable energy integration, the profitability of the company relative to energy costs change. We also seek to acquire a business with diversified customer and supplier bases, and competitive advantages, which help protect its market position, sustain profitability and deliver strong free cash flow. We may also acquire a target with strong underlying fundamentals, but which is not properly capitalized. We do not intend to acquire start-up companies, although we are not prohibited from doing so.

●	Growth Potential, including Strategic Acquisition Opportunities. Our objective is to acquire a business with strong organic growth prospects that can be further enhanced through a well-defined pipeline of value-accretive acquisitions, particularly within domestic markets. We plan to collaborate closely with the existing management team to expand the business through high-yield capital investments and strategic acquisitions while ensuring an optimized capital structure to support long-term growth.

●	Stable Free Cash Flow, Prudent Debt and Financial Visibility. We seek to acquire a business that has historically generated, or has the near-term potential to generate, strong and sustainable free cash flow. To support the free cash flow and maintain a strong balance sheet, we expect to seek to limit debt immediately following an initial Business Combination to levels below 3x EBITDA on a normalized, prospective basis. To provide reliable guidance, we also seek to acquire a business that has strong visibility on forward financial performance and straightforward operating metrics. Our team aims to partner with a well-established company known for its history of strong growth, innovation, and profitability. We are particularly interested in collaborating with a management team that has extensive industry expertise and a commitment to responsible business practices. If needed, we are prepared to enhance the target company’s leadership by leveraging our extensive network to attract and integrate additional experienced professionals. This could include bringing in seasoned experts from relevant industries to strengthen the executive team or the board of directors. Our goal is to ensure that the company is well-equipped for sustained success and growth.

●	Proprietary Sourcing Approach. Rather than engaging in widely marketed transactions, we leverage our extensive network to identify and pursue a proprietary initial Business Combination. However, we remain open to participating in selective processes, particularly those focused on SPACs, where we would not be competing directly with traditional initial public offerings or private equity buyouts. Additionally, we may consider opportunities at later stages of a process when other options have been ruled out, relying on our expertise in successfully closing Business Combinations or where our Company is ideally suited to the target’s scale and needs.

●	Readiness for Public Markets and Transaction Process. We aim to acquire a company that either already has in place or can establish the necessary governance structures, financial systems, and controls to meet the requirements of a publicly traded company.

While these criteria serve as guidelines, they are not exhaustive. Our assessment of a potential initial Business Combination takes into account various relevant factors as determined by our Management Team. If we choose to proceed with a target company that does not fully meet these criteria, we will transparently disclose this information in our communications with stockholders. This disclosure will be provided through proxy solicitation materials or tender offer documents, as outlined in this Report, and submitted to the SEC, such as the Blockfusion Registration Statement.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, such as Blockfusion, we conduct an extensive due diligence review that encompasses, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We also utilize our Management Team’s operational and capital planning experience.

Each of our directors and officers, directly or indirectly, owns Founder Shares and/or Private Placement Units following the Initial Public Offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. Further, such officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity subject to his or her fiduciary duties. As a result, if any of our officers or directors becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to such officer’s and director’s fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such Business Combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial Business Combination. Our Amended and Restated Articles provide that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

In addition, our Sponsor and our officers and directors may sponsor or form other SPACs similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial Business Combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present Business Combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial Business Combination target, which could materially affect our ability to complete our initial Business Combination.

The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination.

Because there are numerous special purpose acquisition companies seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns (including a negative public perception of mergers involving SPACs), geopolitical tensions, or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. Thus, our ability to identify and evaluate a target company may be impacted by significant competition among other special purpose acquisition companies in pursuing Business Combination transaction candidates and significant competition may impact the attractiveness of the acquisition terms that we will be able to negotiate.

Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the Initial Public Offering. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the Private Placement, the proceeds of the sale of our shares in connection with our initial Business Combination (including pursuant to any forward purchase agreements or backstop agreements into which we may enter), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. If we seek shareholder approval, we will complete our initial Business Combination only if we receive an Ordinary Resolution. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement.

If our initial Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial Business Combination or used for redemptions of our Class A Ordinary Shares, we may use the balance of the cash released to us from the Trust Account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other companies, or for working capital.

We may pursue an initial Business Combination in any business or industry. Although our Management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We will have until March 16, 2027 to consummate an initial Business Combination, or until such earlier liquidation date as our board of directors may approve, to consummate our initial Business Combination. If we anticipate that we may be unable to consummate our initial Business Combination within such Combination Period, we may seek shareholder approval to amend our Amended and Restated Articles to further extend the date by which we must consummate our initial Business Combination. If we seek shareholder approval for an extension, our Public Shareholders will be offered an opportunity to redeem their Public Shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (less taxes payable, if any), divided by the number of then issued and outstanding Public Shares, subject to applicable law.

If we are unable to complete our initial Business Combination within the Combination Period, or by such earlier liquidation date as our Board of Directors may approve, we will redeem 100% of the Public Shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (less income taxes, if any, payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, subject to applicable law and certain conditions as further described herein. While the pro rata Redemption Price was approximately $10.21 per Public Share as of December 31, 2025, we cannot assure our Public Shareholders that we will in fact be able to distribute such amounts as a result of claims of creditors, which may take priority over the claims of our Public Shareholders.

The Nasdaq Rules require that we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the amount of Deferred Fee held and taxes payable on the interest earned on the Trust Account, and such test, the “80% Test”)). Our Board of Directors will make the determination as to the fair market value of our initial Business Combination. If our Board of Directors is not able to independently determine the fair market value of our initial Business Combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it likely that our Board of Directors will be able to make an independent determination of the fair market value of our initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to the Nasdaq Rules, any initial Business Combination must be approved by a majority of our independent directors.

We anticipate structuring our initial Business Combination so that the post-transaction company in which our Public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new Ordinary Shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new Ordinary Shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our issued and outstanding Ordinary Shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% Test. If the Business Combination involves more than one target business, the 80% Test will be based on the aggregate value of all of the target businesses. Based on the valuation analysis of our Management and Board of Directors, we have determined that the fair market value of Blockfusion was substantially in excess of 80% of the funds in the Trust Accountant and that the 80% Test was therefore satisfied.

Status as a Public Company

We believe our structure makes us an attractive Business Combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other Business Combination with us. In a Business Combination transaction with us, the owners of the target business may, for example, exchange their shares of stock or shares in the target business for our Class A Ordinary Shares (or shares of a new holding company) or for a combination of our Class A Ordinary Shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical Business Combination transaction process, and there are significant expenses and market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a Business Combination with us.

Furthermore, once a proposed initial Business Combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial Business Combination, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our Management Team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial Business Combination, negatively.

Financial Position

With funds available for a Business Combination as of December 31, 2025 in the amount of $205,642,100 (before redemptions, taxes payable on the interest earned, if any, and payment of the Deferred Fee), we offer a target business a variety of options, such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Potential Additional Financings

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial Business Combination and we may effectuate our initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. Should we seek to obtain additional financing to complete our initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account or because we become obligated to redeem a significant number of our Public Shares upon completion of the Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. If we raise additional funds through equity or convertible debt issuances, our Public Shareholders may suffer significant dilution and these securities could have rights that rank senior to our Public Shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described above, due to the anti-dilution rights of our Founder Shares, our Public Shareholders may incur material dilution. In addition, we target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and the Private Placement, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by Public Shareholders, we may be required to seek additional financing to complete such proposed initial Business Combination. We may also obtain financing prior to the closing of our initial Business Combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial Business Combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to any forward purchase agreements or backstop agreements into which we may enter. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. None of our Sponsors, officers, directors or shareholders is required to provide any financing to us in connection with or after our initial Business Combination.

See “Blockfusion Business Combination” above and the Blockfusion Registration Statement for more information on the equity and financing arrangements in connection with the Blockfusion Business Combination.

Sources of Target Businesses

We believe our Management Team’s significant operating and transaction experience and relationships provide us with a substantial number of potential initial Business Combination targets. Over the course of their careers, the members of our Management Team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our Management Team sourcing, acquiring and financing businesses, the reputation of our Management Team and advisors for integrity and fair dealing with sellers, financing sources and target management teams and the experience of our Management Team in executing transactions under varying economic and financial market conditions.

This network has provided our Management Team with a flow of referrals that has resulted in numerous transactions that were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our Management Team provide us important sources of investment opportunities.

In addition, target business candidates are brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our Initial Public Offering prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.

Prior to or in connection with the completion of our initial Business Combination, there may be payment by us to our Sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial Business Combination, which, if made prior to the completion of our initial Business Combination, will be paid from funds held outside the Trust Account.

We engage a finder only to the extent our Management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our Management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Initial Shareholders, officers or directors or completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. While Blockfusion is not affiliated with our Sponsor, officers, directors or advisors, in the event we do not consummate the Blockfusion Business Combination and we seek to complete our initial Business Combination with a company that is affiliated (as defined in our Amended and Restated Articles) with our Sponsor, officers, directors or advisors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial Business Combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business, such as Blockfusion. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management team of Blockfusion, when evaluating the desirability of effecting our initial Business Combination with that business and plan to continue to do so if the Blockfusion Business Combination is not consummated and we seek other Business Combination opportunities, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our Management Team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our Management Team will remain with the combined company will be made in connection with our initial Business Combination. While it is possible that one or more of our directors or officers will remain associated in some capacity with us following our initial Business Combination, including the Blockfusion Business Combination it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, we cannot assure our shareholders that members of our Management Team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure our shareholders that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial Business Combination.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure our shareholders that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our Amended and Restated Articles. However, we will seek shareholder approval if it is required by applicable law or stock exchange rule (as is the case with the Blockfusion Business Combination as currently contemplated), or we may decide to seek shareholder approval for business or other reasons.

Under the Nasdaq Rules, shareholder approval would be required for our initial Business Combination if, for example:

●	we issue Ordinary Shares that will be equal to or in excess of 20% of the number of our Ordinary Shares then outstanding (other than in a public offering);

●	any of our directors, officers or substantial shareholders (as defined by the Nasdaq Rules) has a 5% or greater interest earned on the Trust Account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Ordinary Shares could result in an increase in outstanding Ordinary Shares or voting power of 5% or more; or

●	the issuance or potential issuance of Ordinary Shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed Business Combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place us at a disadvantage in the transaction or result in other additional burdens on us; (ii) the expected cost of holding a shareholder vote; (iii) the risk that the shareholders would fail to approve the proposed Business Combination; (iv) other time and budget constraints of our Company; and (v) additional legal complexities of a proposed Business Combination that would be time-consuming and burdensome to present to shareholders.

See “Blockfusion Business Combination” above and the Blockfusion Registration Statement for more information on the requisite approvals in connection with the Blockfusion Business Combination.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Initial Shareholders, directors, officers, advisors and their affiliates may purchase Public Shares or Public Rights in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such Public Shareholder, although still the record holder of our Public Shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Initial Shareholders, directors, officers, advisors and their affiliates purchase Public Shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling Public Shareholders would be required to revoke their prior elections to redeem their Public Shares. It is intended that, if Rule 10b-18 would apply to purchases by our Initial Shareholders, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Initial Shareholders, directors, officers, advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial Business Combination or not redeem their Public Shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Rights in such transactions.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the Business Combination, (2) reduce the number of Public Rights outstanding and/or increase the likelihood of approval on any matters submitted to the Public Right holders for approval in connection with our initial Business Combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible. To the extent that any Public Shares are purchased such purchases will be in compliance with all of the requirements set forth in “Tender Offers and Schedules Compliance and Disclosure Interpretations Question 166.01” promulgated by the SEC, including that such Public Shares will not be voted.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Initial Shareholders, directors, officers, advisors and their affiliates anticipate that they may identify the Public Shareholders with whom our Initial Shareholders, directors, officers, advisors and their affiliates may pursue privately negotiated transactions by either the Public Shareholders contacting us directly or by our receipt of redemption requests submitted by Public Shareholders (in the case of Public Shares) following our mailing of proxy materials in connection with our initial Business Combination. To the extent that our Initial Shareholders, directors, officers, advisors and their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming Public Shareholders who have expressed their election to redeem their Public Shares for a pro rata share of the Trust Account or vote against our initial Business Combination, whether or not such Public Shareholder has already submitted a proxy with respect to our initial Business Combination, but only if such Public Shares have not already been voted at the general meeting related to our initial Business Combination. Our Initial Shareholders, directors, officers, advisors and their affiliates will select from which Public Shareholders to purchase Public Shares based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing Public Shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our Initial Shareholders, directors, officers, advisors and their affiliates are restricted from making purchases of Public Shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Initial Shareholders, directors, officers, advisors and their affiliates were to purchase Public Shares or Public Rights from Public Shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our Business Combination transaction, such as the Blockfusion Registration Statement, would disclose the possibility that our Initial Shareholders, directors, officers, advisors and their affiliates may purchase Public Shares or Public Rights from Public Shareholders outside the redemption process, along with the purpose of such purchases;

●	if our Initial Shareholders, directors, officers, advisors and their affiliates were to purchase Public Shares or Public Rights from Public Shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our Business Combination transaction, such as the Blockfusion Registration Statement, would include a representation that any of our securities purchased by our Initial Shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the Business Combination transaction;

●	our Initial Shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Current Report on Form 8-K, before our general meeting of shareholders to approve the Business Combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our Initial Shareholders, directors, officers, advisors and their affiliates, along with the purchase price;

●	the purpose of the purchases by our Initial Shareholders, directors, officers, advisors and their affiliates;

●	the impact, if any, of the purchases by our Initial Shareholders, directors, officers, advisors and their affiliates on the likelihood that the Business Combination transaction will be approved;

●	the identities of our security holders who sold to our Initial Shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Initial Shareholders, directors, officers, advisors and their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Redemptions in Connection with Our Initial Business Combination

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares, regardless of whether they abstain, vote for, or vote against, our initial Business Combination, upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations and on the conditions described herein. As of December 31, 2025, the Redemption Price was approximately $10.21 per Public Share (before taxes payable, if any). The per share amount we will distribute to Public Shareholders who properly redeem their Public Shares will not be reduced by the Deferred Fee we will pay to the Underwriters. Our Sponsor, officers and directors and a certain advisor have entered into the Letter Agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and any Public Shares they may hold in connection with the completion of our initial Business Combination.

Our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any Public Shares, and all Public Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to any forward purchase agreements or backstop arrangements into which we may enter, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

See “Blockfusion Business Combination” above and the Blockfusion Registration Statement for more information on redemptions of our Public Shares in connection with the Blockfusion Business Combination.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company (other than with a 90% subsidiary of ours) and any transactions where we issue more than 20% of our issued and outstanding Ordinary Shares or seek to amend our Amended and Restated Articles would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with the shareholder approval requirements of the Nasdaq Rules.

The requirement that we provide our Public Shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above is contained in provisions of our Amended and Restated Articles and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a Special Resolution.

If we provide our Public Shareholders with the opportunity to redeem their Public Shares in connection with a general meeting, we will, pursuant to our Amended and Restated Articles:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our Public Shareholders with the redemption rights described above upon completion of the initial Business Combination.

If we seek shareholder approval, we will complete our initial Business Combination only if we receive an Ordinary Resolution. However, if our initial Business Combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial Business Combination will require a Special Resolution. A quorum for such meeting will be present if the holders of at least one third of issued and outstanding Ordinary Shares entitled to vote at the meeting are represented in person or by proxy. Our Sponsor, officers and directors and a certain advisor will count toward this quorum and, pursuant to the Letter Agreement, our Sponsor, officers and directors have agreed to vote their Founder Shares, Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of our initial Business Combination. For purposes of seeking approval of an Ordinary Resolution, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained.

As a result, if all outstanding Ordinary Shares are voted on a resolution to approve our initial Business Combination, in addition to the 6,769,913 Founder Shares and 391,000 Private Placement Shares held by the Sponsor and 300,000 Founder Shares held by Alberto Pontonio, a registered broker-dealer associated with Roberts & Ryan, co-manager of the Initial Public Offering., if we would require an Ordinary Resolution, we would need 6,520,169 Public Shares, or approximately 32.40% of the 20,125,000 Public Shares, and if we would require a Special Resolution, we would need 11,180,529 Public Shares, or approximately 55.56% of the 20,125,000 Public Shares, to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved, assuming that the parties to the Letter Agreement do not acquire any Public Shares. Assuming that only the holders of one-third of our issued and outstanding Ordinary Shares, representing a quorum under our Amended and Restated Articles, vote their Ordinary Shares, regardless of such vote pertains to an Ordinary Resolution or a Special Resolution of two-thirds of our Ordinary Shares voted at the meeting, we would not need any Public Shares in addition to our Founder Shares and Private Placement Shares to be voted in favor of an initial Business Combination in order to approve an initial Business Combination.

In addition, prior to the closing of our initial Business Combination, only holders of our Class B Ordinary Shares (i) have the right to appoint and remove directors prior to or in connection with the completion of our initial Business Combination and (ii) are entitled to vote on continuing our Company in a jurisdiction outside the Cayman Islands (including any Special Resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These quorum and voting thresholds, and the voting agreement of our Sponsor, officers and directors, may make it more likely that we will consummate our initial Business Combination. Each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or vote against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a Public Shareholder on the record date for the general meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial Business Combination that contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than the number of Public Shares we are permitted to redeem. If Public Shareholders tender more Public Shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial Business Combination.

Upon the public announcement of our initial Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we, or our Sponsor, will terminate any plan established in accordance with Rule 10b5-1 to purchase our Public Shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their Public Shares to our transfer agent electronically using the DWAC System, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such Public Shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to our Public Shareholders in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming Public Shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial Business Combination is not approved and we continue to search for a target company, we will promptly return any certificates or Public Shares delivered by Public Shareholders who elected to redeem their Public Shares.

Our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any Public Shares, and all Public Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to any forward purchase agreements or backstop arrangements into which we may enter, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemptions Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Amended and Restated Articles provides that a Public Shareholder, together with any affiliate of such Public Shareholder or any other person with whom such Public Shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 15% of the Public Shares sold in the Initial Public Offering (the “Excess Shares”) without our prior consent. We believe this restriction will discourage Public Shareholders from accumulating large blocks of Public Shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our Management to purchase their Public Shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the Public Shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such Public Shares are not purchased by us, our Sponsor or our Management at a premium to the then-current market price or on other undesirable terms. By limiting our Public Shareholders’ ability to redeem no more than 15% of the Public Shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of Public Shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we will not restrict our Public Shareholders’ ability to vote all of their Public Shares (including Excess Shares) for or against our initial Business Combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their Public Shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their Public Shares to our transfer agent electronically using the DWAC System, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such Public Shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to our Public Shareholders in connection with our initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. Accordingly, a Public Shareholder would have up to two business days prior to the scheduled vote on the initial Business Combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its Public Shares if it wishes to seek to exercise its redemption rights. In the event that a Public Shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its Public Shares may not be redeemed. Given the relatively short exercise period, it is advisable for Public Shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the Public Shares or delivering them through the DWAC System. The transfer agent will typically charge the broker submitting or tendering Public Shares a fee of approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require Public Shareholders seeking to exercise redemption rights to submit or tender their Public Shares. The need to deliver Public Shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such Public Shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a Public Shareholder delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such Public Shareholder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to our Public Shareholders electing to redeem their Public Shares will be distributed promptly after the completion of our initial Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our Public Shareholders who elected to exercise their redemption rights would not be entitled to redeem their Public Shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by Public Shareholders who elected to redeem their Public Shares.

If the Blockfusion Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until the end of the Combination Period.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our Amended and Restated Articles provide that we have only the duration of the Combination Period to complete our initial Business Combination. If we have not completed our initial Business Combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes, if any, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Rights, which will expire worthless if we fail to complete our initial Business Combination within the Combination Period.

Our Sponsor, officers and directors and a certain advisor have entered into the Letter Agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period; although, they are entitled to liquidating distributions from assets outside the Trust Account. However, if our Sponsor or Management Team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Our Sponsor, officers and directors and a certain advisor have also agreed, pursuant to the Letter Agreement, that they will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period, or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, in each case unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $560,813 of proceeds held outside the Trust Account (as of December 31, 2025), although we cannot assure our Public Shareholders that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay income taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Initial Public Offering and the Private Placement, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the Redemption Price upon our dissolution would be approximately $10.21 as of December 31, 2025. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure our Public Shareholders that the actual per-share redemption amount received by Public Shareholders will not be substantially less than the Redemption Price. While we intend to pay such amounts, if any, we cannot assure our shareholders that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our Management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if Management believes that such third party’s engagement would be in our best interests under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by Management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where Management is unable to find a service provider willing to execute a waiver. Elliott Davis, our independent registered public accounting firm, and the Underwriters did not execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason.

To protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for our independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust Account assets, less taxes payable, if any, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure our Public Shareholders that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial Business Combination, and our Public Shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the Trust Account assets, in each case less (x) taxes payable, if any, and (y) up to $100,000 for dissolution expenses, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure our Public Shareholders that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per Public Share.

We seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act. As of December 31, 2025, we had access to up to approximately $560,813 from the proceeds of the Initial Public Offering held outside of the Trust Account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure our Public Shareholders we will be able to return $10.00 per share to our Public Shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or bankruptcy or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our Board of Directors may be viewed as having breached its fiduciary duty to us or our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure our shareholders that claims will not be brought against us for these reasons.

Our Public Shareholders are entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete our initial Business Combination within the Combination Period, (ii) in connection with a shareholder vote to amend our Amended and Restated Articles to modify (x) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (y) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity or (iii) if they redeem their respective Public Shares for cash upon the completion of our initial Business Combination, subject to applicable law and any limitations (including but not limited to cash requirements) created by the terms of the proposed Business Combination. In no other circumstances will a Public Shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial Business Combination, a Public Shareholder’s voting in connection with the Business Combination alone will not result in a Public Shareholder’s redeeming its Public Shares to us for an applicable pro rata share of the Trust Account. Such Public Shareholder must have also exercised its redemption rights described above. These provisions of our Amended and Restated Articles, like all provisions of our Amended and Restated Articles, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial Business Combination, we encounter competition from other entities having a business objective similar to ours, including other SPACs, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Shareholders who exercise or are forced to exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our issued and outstanding Rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Employees

We currently have two officers: Messrs. Keran Seth, our CEO, and David Bauer, our CFO. They are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they will devote in any time period varies based on the stage of the Business Combination process we are in. We do not intend to have any full time employees prior to the completion of our initial Business Combination.

Periodic Reporting and Financial Information

We have registered our Public Units, Public Shares and Public Rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by Elliott Davis, our independent registered public accountant. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial Business Combination.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business, such as the Blockfusion Registration Statement. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial Business Combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. We cannot assure our shareholders that any particular target business identified by us as a potential Business Combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business, including Blockfusion. While this may limit the pool of potential Business Combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2026 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law that is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our Ordinary Shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to continue to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following June 16, 2030, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

We are also a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A Ordinary Shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Class A Ordinary Shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

In addition, prior to the consummation of a Business Combination, only holders of our Class B Ordinary Shares have the right to vote on (i) the appointment or removal of directors and (ii) an amendment to continue our existence in a jurisdiction outside of the Cayman Islands. As a result, Nasdaq considers us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, our shareholders will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Item 1A.  Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

●	we are a blank check company with no operating history and no revenues, and our shareholders have a limited basis on which to evaluate our ability to achieve our business objective, completing an initial Business Combination;

●	we may not be able to complete our initial Business Combination, including the Blockfusion Business Combination, within the Combination Period, in which case we would liquidate and redeem our Public Shares;

●	we may seek Business Combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results;

●	we may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, such as Blockfusion, which could compel us to restructure or abandon a particular Business Combination;

●	we may issue our Ordinary Shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our Ordinary Shares at that time;

●	our Public Shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our Public Shareholders do not support such a combination;

●	as the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets, or such attractive targets may not be interested in consummating a Business Combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial Business Combination and could even result in our inability to find a target or to consummate an initial Business Combination;

●	if we do not consummate the Blockfusion Business Combination, we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of the Underwriters or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as mergers and acquisitions advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. The Underwriters are entitled to receive the Deferred Fee that will be released from the Trust Account only upon completion of an initial Business Combination. These financial incentives may cause the Underwriters to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination;

●	we may attempt to complete our initial Business Combination with a private company about which little information is available, such as Blockfusion, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all;

●	resources could be wasted on researching Business Combinations targets that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Shareholders may receive only the Redemption Price, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Rights will expire worthless;

●	recent fluctuations in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination;

●	military or other conflicts and other disruptions to the equity or debt capital markets, including as a result of inflation in the United States and elsewhere, may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination;

●	changes in laws or regulations (including the adoption of policies by governing administrations), or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations;

●	in order to effectuate an initial Business Combination, SPACs have, in the recent past, amended various provisions of their memorandums and articles of association, and other governing instruments. We cannot assure you that we will not seek to amend our Amended and Restated Articles or governing agreement in a manner that will make it easier for us to complete our initial Business Combination that our shareholders may not support;

●	changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-Business Combination company;

●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our Business Combination prospects;

●	cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss, as well as impact our ability to consummate an initial Business Combination;

●	if we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination;

●	if we seek shareholder approval of our initial Business Combination, our Initial Shareholders and Management Team have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote. As such, under certain circumstances, we may not need any Public Shares in addition to Founder Shares to be voted in favor of our initial Business Combination to approve an initial Business Combination;

●	our Public Shareholders’ only opportunity to effect their investment decision regarding a potential Business Combination may be limited to the exercise of their right to redeem their Public Shares from us for cash;

●	the ability of our Public Shareholders to redeem their Public Shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target;

●	the ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Ordinary Shares and the payment of the Deferred Fee may not allow us to complete the most desirable Business Combination or optimize our capital structure, and may materially dilute Public Shareholders’ investment in us;

●	the ability of our Public Shareholders to exercise redemption rights with respect to a large number of our Ordinary Shares could increase the probability that our initial Business Combination would be unsuccessful and that our Public Shareholders would have to wait for liquidation in order to redeem their Public Shares;

●	the requirement that we complete our initial Business Combination within the Combination Period may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach the end of the Combination Period, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders;

●	we may decide not to extend the Combination Period, in which case we would liquidate and redeem our Public Shares, and the Rights would be worthless;

●	if we seek shareholder approval of our initial Business Combination, our Initial Shareholders, directors, officers, advisors and their respective affiliates may elect to purchase Public Shares or Public Rights from Public Shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Public Shares or Public Rights;

●	if a Public Shareholder fails to receive notice of our offer to redeem their Public Shares in connection with our initial Business Combination, or fails to comply with the procedures for submitting or tendering their Public Shares, such Public Shares may not be redeemed;

●	our Public Shareholders will not be entitled to protections normally afforded to investors of other blank check companies subject to Rule 419 of the Securities Act;

●	if we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if a shareholder or a “group” of shareholders are deemed to hold in excess of 15% of our Class A Ordinary Shares, they may lose the ability to redeem all such Public Shares in excess of 15% of our Class A Ordinary Shares;

●	because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our Public Shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders, and our Rights will expire worthless;

●	if the net proceeds of the Initial Public Offering and Private Placement not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the Combination Period, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination, and we will depend on loans from our Sponsor or Management Team to fund our search and to complete our initial Business Combination;

●	our search for an initial Business Combination, and any target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected by current global geopolitical conditions;

●	if we are unable to consummate our initial Business Combination within the Combination Period, our Public Shareholders may be forced to wait beyond March 16, 2027 before redemption from our Trust Account;

●	we may not hold an annual general meeting until after the consummation of our initial Business Combination, which could delay the opportunity for our Public Shareholders to discuss company affairs with Management, and the holders of our Class A Ordinary Shares will not have the right to vote on the appointment or removal of directors or continuing our Company in a jurisdiction outside the Cayman Islands until after the consummation of our initial Business Combination;

●	since only holders of our Class B Ordinary Shares have the right to vote on the appointment of directors prior to the consummation of the initial Business Combination, Nasdaq considers us to be a “controlled company” within the meaning of the Nasdaq Rules and, as a result, we may qualify for exemptions from certain corporate governance requirements;

●	our Sponsor controls the appointment of our Board of Directors until consummation of our initial Business Combination and holds a substantial interest in us. As a result, it will appoint all of our directors prior to the consummation of our initial Business Combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that our Public Shareholders do not support;

●	because we are limited to evaluating a target business in a particular industry sector, if the Blockfusion Business Combination is not consummated, our shareholders are unable to ascertain the merits or risks of any particular target business’ operations;

●	if the Blockfusion Business Combination is not consummated, we may seek Business Combination opportunities in industries or sectors that may be outside of our Management’s areas of expertise;

●	although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, if the Blockfusion Business Combination is not consummated, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines;

●	we are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, our shareholders may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view;

●	we may issue additional Class A Ordinary Shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A Ordinary Shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks;

●	unlike some other similarly structured SPACs, our Initial Shareholders will receive additional Class A Ordinary Shares if we issue certain shares to consummate an initial Business Combination;

●	we may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders, which may raise potential conflicts of interest;

●	we may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us;

●	we may only be able to complete one Business Combination with the proceeds of the Initial Public Offering and the Private Placement, which will cause us to be solely dependent on a single business, and which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability;

●	we do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial Business Combination when a substantial majority of our Public Shareholders do not agree;

●	the provisions of our Amended and Restated Articles that relate to our pre-Business Combination activity (and corresponding provisions governing the release of funds from our Trust Account) may be amended with a Special Resolution of our shareholders, which is a lower amendment threshold than that of some other SPACs. It may be easier for us, therefore, to amend the Amended and Restated Articles to facilitate the completion of an initial Business Combination that some of our Public Shareholders may not support;

●	because we must furnish our shareholders with financial statements of our Business Combination target, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses;

●	compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an initial Business Combination;

●	we have identified a material weakness in our internal control over financial reporting as of December 31, 2025. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results, as well as our ability to consummate an initial Business Combination;

Risks Relating to the Post-Business Combination Company

●	the share price of the combined company may decline below the initial value of the Public Units after our initial Business Combination;

●	the officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business;

●	subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause our shareholders to lose some or all of their investment;

●	our Management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business;

●	we may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company;

●	our initial Business Combination and our structure thereafter may not be tax-efficient to our shareholders and Right holders. As a result of our Business Combination, our tax obligations may be more complex, burdensome and/or uncertain;

Risks Relating to Acquiring or Operating a Business in Foreign Countries

●	we may not be able to complete an initial Business Combination because such initial Business Combination may be subject to regulatory review and approval requirements, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States, or may be ultimately prohibited;

●	if our initial Business Combination, such as the Blockfusion Business Combination, involves a company organized under the laws of a state of the United States (or any subdivision thereof), the Excise Tax could be imposed on us in connection with redemptions of our Ordinary Shares after or in connection with such initial Business Combination;

●	if we effect our initial Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us;

●	we may reincorporate in, or transfer by way of continuation to, another jurisdiction, which may result in taxes imposed on our shareholders or Right holders;

●	we may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights;

●	we are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance;

●	if our Management following our initial Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues;

●	exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished;

●	if we do not complete the Blockfusion Business Combination, after our initial Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate;

Risks Relating to our Management Team

●	our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination;

●	changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;

●	we may not have sufficient funds to satisfy indemnification claims of our directors and officers;

●	past performance by our Management Team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in our Company;

●	we are dependent upon our officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial Business Combination, could adversely affect our ability to operate;

●	our ability to successfully effect our initial Business Combination and to be successful thereafter is dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business;

●	the ownership interest of our Sponsor may change, and our Sponsor may divest its ownership interest in us before identifying a Business Combination, which could deprive us of key personnel and advisors;

●	our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination, and a particular Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous;

●	our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented;

●	members of our Management Team and Board of Directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us, which may impede our ability to consummate an initial Business Combination;

●	members of our Management Team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business;

Risks Relating to our Securities and Shareholder Rights

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we will likely receive less interest on the funds held in the Trust Account than we would have had the Trust Account remained as initially invested, such that our Public Shareholders would receive less upon any redemption or liquidation of our Company than what they would have received had the investments not been liquidated;

●	our Public Shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their Public Shares;

●	if third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by Public Shareholders may be less than the Redemption Price;

●	our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Shareholders;

●	the securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in the Trust Account such that the per-share redemption amount received by Public Shareholders may be less than the Redemption Price;

●	if, before distributing the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our Public Shareholders in connection with our liquidation may be reduced;

●	if, after we distribute the proceeds in the Trust Account to our Public Shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a liquidator or a bankruptcy, insolvency or other court may seek to recover such proceeds, and the members of our Board of Directors may be viewed as having breached their fiduciary duties to us or our creditors, thereby exposing the members of our Board of Directors and us to claims of punitive damages;

●	an active market for our public securities may not continue, which would adversely affect the liquidity and price of our securities, and our shareholders may have limited liquidity and trading;

●	since our Initial Shareholders will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our Initial Shareholders may profit substantially even under circumstances in which our Public Shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination;

●	the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Public Shares at such time is substantially less than the Redemption Price;

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions;

●	our Public Shareholders do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate their investment, they may be forced to sell their Public Shares or Public Rights, potentially at a loss;

●	our Initial Shareholders paid an aggregate of $25,000, or approximately $0.004 per Founder Share and, accordingly, our Public Shareholders experience immediate and substantial dilution from the purchase of our Class A Ordinary Shares;

●	the nominal purchase price paid by our Initial Shareholders for the Founder Shares may result in significant dilution to the implied value of the Public Shares upon the consummation of our initial Business Combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial Business Combination, even if the Business Combination causes the trading price of our Ordinary Shares to materially decline;

●	because we are incorporated under the laws of the Cayman Islands, our shareholders may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. Federal courts may be limited;

●	after our initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, shareholders may not be able to enforce federal securities laws or their other legal rights;

●	provisions in our Amended and Restated Articles may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Ordinary Shares and could entrench Management;

●	our Amended and Restated Articles provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees;

●	whether a redemption of Public Shares will be treated as a sale of such Class A Ordinary Shares for U.S. federal income tax purposes will depend on a shareholder’s specific facts;

●	we may amend the terms of the Rights in a manner that may be adverse to holders of Rights with the approval by the holders of at least 50% of the then outstanding Rights. As a result, the conversion ratio of the Rights could be changed, the conversion period could be shortened and the number of Class A Ordinary Shares upon conversion of a Right could be changed, all without right holder approval;

●	the Rights Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Rights, which could limit the ability of right holders to obtain a favorable judicial forum for disputes with our Company;

●	because each Unit contains one Right to receive one tenth (1/10) of one Class A Ordinary Share upon consummation of our initial Business Combination and only a whole Class A Ordinary Share will be issued in exchange for Rights, the Units may be worth less than units of other SPACs;

●	holders of Class A Ordinary Shares are not entitled to vote on continuing our Company in a jurisdiction outside of the Cayman Islands;

●	the grant of registration rights to our Sponsor, Blue Holdings Sponsor LLC, and other holders of our Private Placement Units (and their underlying securities) may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A Ordinary Shares;

●	we may be a passive foreign investment company, which could result in adverse United States federal income tax consequences to our U.S. shareholders; and

●	we are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

For additional risks relating to our operations, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2025 Q1 Form 10-Q and (iii) 2025 Q2 Form 10-Q. As of the date of this Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Blockfusion and the Blockfusion Business Combination, please see the Blockfusion Registration Statement.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, Management has determined that our possible need for additional financing to enable us negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about our ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Report were issued.

We may seek to extend the Combination Period, which could reduce the amount held in our Trust Account and have adverse effects on our Company.

If we are unable to consummate our initial Business Combination on or before March 16, 2027, we may seek shareholder approval to extend the Combination Period by amending our Amended and Restated Articles. In such event, our Public Shareholders will be provided the opportunity to have all or a portion of their Public Shares redeemed. Any redemptions will reduce the amount held in our Trust Account, the effect of which may adversely affect our ability to consummate our initial Business Combination and may also impair our ability to maintain our Nasdaq listing.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Although, as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our Trust Account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our Management Team will report to the Audit Committee and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering. In addition to our own cybersecurity risks, any proposed Business Combination target, such as Blockfusion, may have been subject to, or may in the future be subject to, cybersecurity incidents.

Item 2. Properties.

Our executive offices are located 1601 Anita Lane, Newport Beach, CA 92660-4803, and our telephone number is 646-543-5060. The cost for our use of this space is included in the $5,000 per month fee we pay to BHM, the managing member of our Sponsor for certain office space, utilities and secretarial and administrative support, pursuant to the Administrative Services Agreement. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our Public Units, Public Shares and Public Rights are each traded on the Global Market tier of Nasdaq under the symbols “BACCU”, “BACC” and “BACCR”, respectively. Our Public Units commenced public trading on June 13, 2025, and our Public Shares and Public Rights commenced separate public trading on July 31, 2025.

(b)	Holders

On February 19, 2026, there were four holders of record of our Units, three holders of record of our Class A Ordinary Shares, two holders of record of our Class B Ordinary Shares and one holder of record of our Rights.

(c)	Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

As a smaller reporting company, we are not required to provide the information required by Regulation S-K Item 201(e).

(f)	Recent Sales of Unregistered Securities

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the private sale of an aggregate of 592,250 Private Placement Units to our Sponsor, BTIG and Roberts & Ryan in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to our Company of $5,922,500. Of those 592,250 Private Placement Units, (i) the Sponsor purchased 391,000 Private Placement Units and (ii) BTIG and Roberts & Ryan purchased 201,250 Private Placement Units The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

(g)	Use of Proceeds

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our 2025 Q1 Form 10-Q. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

(h)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our equity securities by us or an affiliate during the fourth quarter of the fiscal year covered by the Report.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto included elsewhere in this Report.

Overview

We are a blank check company incorporated in the Cayman Islands on February 10, 2025 for the purpose of effecting a Business Combination. Our Sponsor is Blue Holdings Sponsor LLC.

We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to continue to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination, including the Blockfusion Business Combination, will be successful.

Our IPO Registration Statement became effective on June 12, 2025. On June 16, 2025, we consummated our Initial Public Offering of 20,125,000 Public Units, including 2,625,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share and Right to receive one tenth (1/10) of one Class A Ordinary Share upon consummation of our initial Business Combination. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to our Company of $201,250,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the private sale of an aggregate of 592,250 Private Placement Units to our Sponsor, BTIG and Roberts & Ryan in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to our Company of $5,922,500. Of those 592,250 Private Placement Units, (i) the Sponsor purchased 391,000 Private Placement Units and (ii) BTIG and Roberts & Ryan purchased 201,250 Private Placement Units. The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement.

Following the closing of the Initial Public Offering and Private Placement, an amount of $201,250,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in interest or non-interest bearing demand deposit accounts at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by the Trustee that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until March 16, 2027 (21 months from the closing of the Initial Public Offering), or until such (x) earlier date as our Board may approve or (y) later date as our shareholders may approve, pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Blockfusion Business Combination

On November 19, 2025, we entered into the Blockfusion BCA with (i) Blockfusion, (ii) Pubco and (iii) the Merger Subs. Pursuant to the Blockfusion BCA and subject to the terms and conditions set forth therein, (i) on or prior to the Closing, the holders of Company Series Seed Preferred Stock (as defined in the Blockfusion BCA) and Series A Preferred Stock (as defined in the Blockfusion BCA) shall convert all of their issued and outstanding shares of Company Preferred Stock (as defined in the Blockfusion BCA) for shares of Company Series A Common Stock, par value $0.0001 per share and Company Series B Common Stock, par value $0.0001 per share, at the applicable conversion ratio (including any accrued or declared but unpaid dividends) as set forth in Blockfusion’s certificate of incorporation, as amended, (ii) and on the Closing Date (as defined in the Blockfusion BCA), (A) SPAC Merger Sub will merge with and into our Company, with our Company continuing as the surviving entity and, as a result of which, each of our issued and outstanding securities immediately prior to the effective time of the SPAC Merger shall no longer be outstanding and shall automatically be cancelled in exchange for which our security holders shall receive substantially equivalent securities of Pubco, (B) Company Merger Sub will merge with and into Blockfusion, with Blockfusion continuing as the surviving entity, and as a result of which each issued and outstanding security of Blockfusion immediately prior to the effective time of the Company Merger shall no longer be outstanding and shall automatically be cancelled in exchange for which the security holders of Blockfusion shall receive shares of common stock, par value $0.0001 per share, of Pubco, with holders of Company Series B Shares receiving shares of Pubco Class B common stock, par value $0.0001 per share, which will have the same economic rights as the Pubco Class A Shares (as defined below), but will have the right to 20 votes per share for such Company Class B Shares (as defined in the Blockfusion BCA) and holders of Company Series A Shares (as defined in the Blockfusion BCA) receiving Pubco Class A common stock, par value $0.0001 per share (the “Pubco Class A Shares”) for such Company Series A Shares. As a result of the Mergers and the other transactions of the Blockfusion Business Combination, our Company and Blockfusion will become wholly-owned subsidiaries of Pubco, all upon the terms and subject to the conditions set forth in the Blockfusion BCA, and Pubco will become a publicly traded company.

Additionally, at the Effective Time (as defined in the Blockfusion BCA), each outstanding and unexercised option to purchase Company Common Stock (as defined in the Blockfusion BCA) will be assumed by and become an option of Pubco containing the same terms, conditions, vesting and other provisions as are currently applicable to such Company Options (as defined in the Blockfusion BCA), provided that each Assumed Option (as defined in the Blockfusion BCA) will be exercisable for the number of Pubco Class A Shares equal to the Exchange Ratio (as defined in the Blockfusion BCA) multiplied by the number of Company Class A Shares subject to the Company Option as of immediately prior to the Effective Time, rounded down to the nearest whole number, at an exercise price equal to the per share exercise price of the Company Option divided by the Exchange Ratio, rounded up to the nearest whole cent.

Additionally, at the Effective Time, each outstanding and unexercised warrant to purchase Company Common Stock (as defined in the Blockfusion BCA) will be assumed by and become a warrant to purchase Pubco Class A Shares containing the same terms, conditions, vesting and other provisions as are currently applicable to such Company Warrants (as defined in the Blockfusion BCA), provided that each Assumed Warrant (as defined in the Blockfusion BCA) will be exercisable for the number of Pubco Class A Shares equal to the Exchange Ratio multiplied by the number of Company Class A Shares subject to the Company Warrant as of immediately prior to the Effective Time, rounded up to the nearest whole share, at an exercise price equal to the per share exercise price of the Company Warrant divided by the Exchange Ratio, rounded down to the nearest whole cent.

For a full description of the Blockfusion BCA and the proposed Blockfusion Business Combination, please see Item 1. “Business” and the Blockfusion Registration Statement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 10, 2025 (inception) through December 31, 2025 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination and (z) consummating the Blockfusion Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

We generated net income of $2,531,400 for the period from February 10, 2025 (inception) through December 31, 2025. Net income is comprised of $4,392,100 income earned on cash and marketable securities held in the Trust Account and $22,275 interest income on the operating account, offset by $227,082 formation, general and administrative expenses, $1,532,176 of legal and accounting expenses, $32,833 of administrative services fee – related party, $49,583 listing fees, and $41,301 insurance expense.

Liquidity, Capital Resources and Going Concern

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $201,250,000 was placed in the Trust Account. We incurred fees of $13,262,661 in the Initial Public Offering, consisting of $4,025,000 of cash underwriting fee, the Deferred Fee of $7,043,750, $1,750,000 for issuance of the Representative Shares and $443,911 of other offering costs.

As of December 31, 2025, we had $560,813 of cash in our operating account. As of December 31, 2025, we had a working capital deficit of $415,809. As of December 31, 2025, approximately $4,392,100 of the amount earned on funds held in the Trust Account was available to pay taxes, if any.

As of December 31, 2025, we had marketable securities held in the Trust Account of $205,642,100 (including approximately $4,392,100 of interest income). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of December 31, 2025, we had cash held outside of the Trust Account of approximately $560,813. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through December 31, 2025 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note and (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2025 or the completion of our Initial Public Offering. We had borrowed $193,236 under the IPO Promissory Note through June 16, 2025, the consummation of the Initial Public Offering, and repaid $203,557 to the Sponsor to settle the balance on June 16, 2025. The overpayment of $10,321 is recorded as a related party receivable as of December 31, 2025. No additional borrowing is available under the IPO Promissory Note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of December 31, 2025, we did not have any borrowings under any Working Capital Loans.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, Management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the financial statements and the notes thereto included elsewhere in this Report are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions, among others, raise substantial doubt about our ability to continue as a going concern one year from the date the financial statements included elsewhere in this Report are issued. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 16 , 2027. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on June 13, 2025, and until the completion of our Business Combination or liquidation, we reimburse BHM, the managing member of the Sponsor $5,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the period from February 10, 2025 (inception) through December 31, 2025, we incurred $32,833 in fees for these services and paid $27,833, resulting in an outstanding balance of $5,000 of which such amount is included in administrative services fee payable in the balance sheet of the financial statements included elsewhere this Report.

Underwriting Agreement

We granted the Underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,625,000 Option Units to cover over-allotments, if any. On June 16, 2025, the Underwriters fully exercised their Over-Allotment Option.

The Underwriters were paid a cash underwriting discount of $2.00% of the gross proceeds of the Public Units offered in the Initial Public Offering, or $4,025,000 in the aggregate, which was payable upon the closing of the Initial Public Offering. Additionally, the Underwriters are entitled to the Deferred Fee of 3.50% of the gross proceeds of the base Initial Public Offering held in the Trust Account, which equates to $7,043,750 in the aggregate following the full exercise of the Over-Allotment Option and is payable to the Underwriters, upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement.

Representative Shares

We issued to the Underwriters and/or their designees 175,000 Ordinary Shares upon the consummation of the Initial Public Offering. The Underwriters (and any of their designees to whom the Representative Shares are issued) agreed not to transfer, assign or sell any such shares without our prior consent until the completion of a Business Combination. In addition, the Representative Shares are deemed to be underwriting compensation by FINRA pursuant to FINRA Rule 5110 and are, accordingly, subject to certain transfer restrictions or a period of 180 days beginning on the date of commencement of sales of the Public Units in the Initial Public Offering.

Furthermore, the Underwriters agreed (and any of their designees to whom the Representative Shares are issued agree) (i) to waive its redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of our initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if we fail to complete a Business Combination within the Combination Period. In addition, the Representative Shares are not transferable, assignable or saleable until 30 days after the completion of our initial Business Combination (except with respect to permitted transferees as described in the IPO Registration Statement).

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Units, (iii) Representative Shares and (iv) any private placement-equivalent units issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. BTIG and Roberts & Ryan may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, BTIG and Roberts & Ryan may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

Letter Agreement

Our Sponsor, directors and officers and a certain advisor have entered into the Letter Agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Critical Accounting Estimates and Standards

The preparation of the financial statements and notes thereto included elsewhere in this Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our financial statements and notes thereto included elsewhere in this Report could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the financial statements and notes thereto included elsewhere in this Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-20 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2025, due to a lack of properly designed, implemented, and effectively operating controls.

In light of this material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Management’s Annual Report on Internal Control over Financial Reporting

This Report does not include a report of Management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Not applicable.

Item 9B. Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Ketan Seth	50	Chief Executive Officer and a Director
David Bauer	42	Director and Chief Financial Officer
General (Retired) Wesley Clark	81	Non-Executive Chairman of the Board
Kenneth Moritsugu	80	Director
Nadim Qureshi	51	Director
Dario Dino Ferrari	57	Director

The experience of our directors and executive officers is as follows:

Ketan Seth, a director since February 10, 2025 and our Chief Executive Officer since February 10, 2025, has 20 years of deal making experience in the tech sector as well as in the data centers space. Since October 2022, Mr. Seth has been the Chief Executive Officer of Vezbi, the first American Super App focused on healthcare services such as telemedicine and small payment and remittance systems for B2B clients both in the US as well as LatAm. In addition, since August 2020, Mr. Seth has been Chief Executive Officer of AT Health Inc. (formerly Innovative Health Consulting LLC) and since January 2011, Mr. Seth has been managing partner of Alpha Trading LLC, a US based private investment holding company focused on fintech and healthcare. From 2005 to 2012, Mr. Seth was Chief Executive Officer of Innovative Logistics Solutions. From 2000 to 2004, Mr. Seth worked in the Deutsche Bank Investment Banking division, assisting on deal flow and private placements. From 1998 to 2000, Mr. Seth served as a Business Strategy Consultant at Deloitte Consulting. Mr. Seth earned a BA in Economics from University of Michigan and an MBA from the Stern School of Business at NYU, where he focused in Finance, Entrepreneurship and Strategy. Mr. Seth is qualified to serve as a director on our Board due to his executive experience.

David Bauer, our Chief Financial Officer since February 25, 2025 and a director since June 12, 2025, served as CEO and a director of Matters Media (now Engrost Inc.), a digital media properties and management firm, from 2015 to January 2025, where he led all operations and M&A activity for the holding company, including financial operations. From 2012 to 2015, Mr. Bauer was head of operations, M&A Advisory in the financial services sector for Zenia Group. From 2007 to 2010, Mr. Bauer was employed by Goldman Sachs as a Financial Analyst in management, trading and servicing of distressed and par loans and was leader of the synthetic bank loans team. Mr. Bauer is qualified to serve as a director on our Board due to his financial and management experience.

General (Retired) Wesley Clark, a director since June 12, 2025, has served as a member of the Board of Directors of ImmunityBio, Inc. (NASDAQ: IBRX) since March 2021. Since 2003, he has served as chairman and chief executive officer of Wesley K. Clark & Associates, LLC, a strategic consulting firm specializing in business development, crisis support and strategic communications. Since 2010, he has served as chairman and chief executive officer of Enverra, Inc., a boutique investment bank. General Clark has been a director of special purpose companies -- from December 14, 2021 to December 13, 2024, General Clark served as a director of Swiftmerge Acquisition Corp., and from September 2005 to October 2009, General Clark was a director of Argyle Security, Inc., formerly Argyle Security Acquisition Corporation. See “Prior SPAC Experience.” He served for 34 years in the U.S. Army, rising through the ranks to earn his fourth star as a full general in 1996. He served as the Supreme Allied Commander Europe of NATO from 1997 to 2000, where he commanded Operation Allied Force in the Kosovo War. Highly decorated throughout his career, Gen. Clark was awarded the U.S. Presidential Medal of Freedom by President William J. Clinton. He has been a director of Directa Plus S.p.A. since August 2022 and MCF Energy Ltd. since December 2022. Gen. Clark previously served on the boards of directors of Equinox Gold Corp. from 2020 to 2023, and Rentech, Inc. from 2010 to 2018. He is a graduate of the U.S. Military Academy at West Point, where he was class valedictorian. After graduating from West Point, he was awarded a Rhodes Scholarship to the University of Oxford where he earned degrees in philosophy, politics and economics. He earned a master’s degree in military science from the Command and General Staff College. Gen. Clark is qualified to serve as a director on our Board based on his extensive leadership experience, success in both the public and private sectors, and experience serving on other public company boards of directors.

Dario Dino Ferrari, director since June 12, 2025, has been the President of Ferrari Express Inc. (“FEI”) since June 2000. As the President and shareholder of Ferrari Express, he successfully broadened the company’s activities, particularly in the fields of security and logistics, extending operations into Canada, Brazil, and Mexico. He also served as the CEO of Ferrari Logistics, Inc., a New York-based logistics company, until it was merged with FEI in January 2016. Mr. Ferrari received a Law Degree from the Catholic University of Milan. Mr. Ferrari is qualified to serve as a director on our Board because of his management experience.

Dr. Kenneth Moritsugu, director since June 12, 2025, has been the President and Chief Executive Officer of First Samurai Consulting, LLC, a firm specializing in health consulting focused on public health systems and policies, since 2007. Rear Admiral Moritsugu was the Acting Surgeon General of the United States in 2002 and again from July 2006 to 2007, when he retired from the Commissioned Corps of the United States Public Health Service (USPHS). Rear Admiral Moritsugu was a career officer in the USPHS for 37 years, where he served as the Deputy Surgeon General of the United States from 1998. He also served in the following key HHS and government positions -- Director of the Division of Medicine, Deputy Director of the Bureau of Health Professions, Director of the National Health Service Corps, and Assistant Bureau Director for Health Services and Medical Director of the Federal Bureau of Prisons. From 2007, Dr. Moritsugu was the Vice President for Global Professional Education and Strategic Relations for Johnson & Johnson’s Diabetes Solutions Companies, and former Worldwide Chairman of the Johnson & Johnson (JJDI), until his retirement from Johnson & Johnson in 2013. He served as the Interim Chief Science and Medical Officer of the American Diabetes Association from August 2019 through June 2020. Dr. Moritsugu attended Chaminade College of Honolulu and earned a baccalaureate Degree with Honors from the University of Hawaii and a Master of Public Health in Health Administration and Planning from the University of California, Berkeley. Dr. Moritsugu is Board certified in Preventive Medicine; holds Fellowships in the American College of Preventive Medicine, the Royal Society of Public Health, the Royalty Society of Medicine, and the National Academy of Public Administration; and is a Certified Correctional Health Professional. He is an Adjunct Professor of Global Health at the George Washington University of Public Health and Adjunct Associate Professor of Preventive Medicine at the Uniformed Services University of the Health Sciences. Dr. Moritsugu is qualified to serve as a director on our Board due to his management experience.

Nadim Qureshi, director since June 12, 2025, is the managing partner of BPGC Management LP, a global private equity firm focused on transactions with the global industrials, materials and chemicals sectors, which he co-founded in 2020, where he is responsible for all aspects of firm and investment management. Mr. Qureshi has served as a director and officer of special purpose companies -- as Chairman of the Board, Chief Executive Officer and a director of BPGC Acquisition Corp. (formerly known as Ross Acquisition Corp II) since November 12, 2024 and prior thereto as Head of M&A since its inception in January 2021, as Vice President and Chief Strategy Officer of Quinpario Acquisition Corp. (“Quinpario”) from May 13, 2013 until June 30, 2014, and as a Managing Director for WL Ross & Co. LLC, an affiliate of the sponsor of WL Ross Holding Corp., Mr. Qureshi supervised the Business Combination of WL Ross Holding Corp. with Nexeo Solutions, Inc. and served as a board member of the combined company from 2016 to 2017. See “Prior SPAC Experience.” From 2018 to 2020, Mr. Qureshi served as Managing Partner at Invesco Private Markets, a private investing division of Invesco Ltd., an investment management company, and from 2015 served as Managing Director, and as Managing Partner of WL Ross & Co. LLC, a private equity firm focused on investments in financially distressed companies with undervalued stocks. which since 2006 has been operating as a wholly owned subsidiary of Invesco Ltd. From 2012 to 2015, Mr. Qureshi was a Partner at Quinpario Partners LLC, a private equity firm. From 2005 to 2012, he was a senior executive with Solutia, Inc. (as Senior Vice President, Emerging Markets from August 2011), and part of the management team that led the restructuring and transformation of Solutia from a bankrupt commodity producer to a profitable specialty chemicals business until its sale to Eastman Chemical in 2012. From 2000 to 2005, Mr. Qureshi worked at Arthur D. Little, a global management consulting firm, and Charles River Associates, a global consulting firm. Mr. Qureshi also was a member of the Board of Directors of International Seaways (NYSE:INSW) from July 2021 until February 2024 and Diamond S Shipping (NYSE:DSSI) from 2017 to 2021 (as Chairman from 2019 until its merger in 2021), Mr. Qureshi has a Bachelor of Science degree in Chemical Engineering and a Master of Science degree in Micromolecular Science from Case Western Reserve University, as well as a Master of Business Administration degree from Northwestern University. Mr. Qureshi is qualified to serve as a director on our Board due to his considerable experience in investment, finance and mergers & acquisitions, as well as his managerial experience and service as a member of several public companies, including SPACs.

Special Advisors

William (“Glenn”) Hill

Glenn Hill, age 53, has been the CEO of the Studebaker Group, a multinational conglomerate with a strong background in defense and intelligence, technology, mobility, finance, government, and critical industrial sectors, since February 2017. Since November 2021, he has been CEO of the Security Council of the UN Alliance for Sustainable Development Goals. From July 2011 to March 2017, he was Executive Director of Global Security for Blackspear Group. Mr. Hill has a strong network across the US, Africa, Europe and the Middle East, critical to providing logistical support in challenging, fast-paced environments. Mr. Hill received an Associate’s degree from Columbus State University and a Bachelor’s degree from KWU.

Mina Janeska

Mina Janeska, age 48, with 20 years of experience in real estate investment and asset management, including three years in the data centre sector, is a trusted advisor in commercial strategy, market expansion, and sustainable investment. She has been the Chief Executive Officer of Nvisio Ltd., a strategic advisory platform providing investment and acquisition support across digital infrastructure and real estate that she founded, since November 2024. From May 2022 to October 2024, she was Commercial Director of Global Switch, a leading owner, operator and developer of large scale, carrier and cloud-neutral, multi-customer data centres in Europe and Asia Pacific. From March 2018 to May 2021, Ms. Janeska was Asset Manager for Fidelity International Ltd., a UK real estate fund. Ms. Janeska received a BSc degree in Urban Estate Management from University College Westminster and an MSc degree in Cognitive and Decision Sciences from University College London.

Our special advisors may assist our Management Team with sourcing and evaluating business opportunities and devising plans and strategies to optimize any business that we acquire following the Initial Public Offering. However, unlike our Management Team, our special advisors will not be responsible for managing our day-to-day affairs and will have no authority to engage in substantive discussions with Business Combination targets on our behalf. For their services, each of our special advisors have received an indirect interest in 25,000 Founder Shares through membership interests in BHM, which will transfer upon completion of our initial Business Combination. Our Sponsor also has assigned 300,000 Founder Shares to Alberto Pontonio, a registered broker-dealer associated with Roberts & Ryan, co-manager of the Initial Public Offering.

Family Relationships

No family relationships exist between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer has been involved in the last ten years that are material to an evaluation of the ability or integrity of any director or officer.

Number and Terms of Office of Officers and Directors

Our Board of Directors consists of six members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. Prior to the closing of our initial Business Combination, only holders of our Class B Ordinary Shares are entitled to vote on (i) the appointment and removal of directors or (ii) continuing the company in a jurisdiction outside the Cayman Islands (including any Special Resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Our Public Shareholders are not entitled to vote on such matters during such time. These provisions of our Amended and Restated Articles relating to these rights of holders of Class B Ordinary Shares may be amended by a Special Resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. The term of office of the first class of directors, which consists of Dr. Kenneth Moritsugu and Dario Dino Ferrari, will expire at our first annual general meeting. The term of office of the second class of directors, which consists of Nadim Qureshi and David Bauer, will expire at the second annual general meeting. The term of office of the third class of directors, which consists of Ketan Seth and General (Ret.) Wesley Clark, will expire at the third annual general meeting. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq.

Our officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint officers as it deems appropriate pursuant to our Amended and Restated Articles.

Committees of the Board of Directors

Our Board of Directors has established two standing committees: the Audit Committee and the Compensation Committee. Subject to phase-in rules, the Nasdaq Rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our Board and has the composition and responsibilities described below.

Audit Committee

Our Board of Directors has established the Audit Committee. Dario Dino Ferrari, Nadim Qureshi and Kenneth Moritsugu serve as the members of our Audit Committee. Under the Nasdaq Rules and applicable SEC rules, we are required to have three members of the Audit Committee, all of whom must be independent. Dario Dino Ferrari, Nadim Qureshi and Kenneth Moritsugu are each independent.

Dario Dino Ferrari serves as the chairman of the a Audit Committee. Each member of the Audit Committee is financially literate, and our Board of Directors has determined that Mr. Ferrari qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an Audit Committee charter, which details the principal functions of the Audit Committee, including:

●	assisting Board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with Management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;

●	reviewing with Management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities;

●	advising the Board and any other Board committees if the clawback provisions of the SEC Clawback Rule are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule; and

●	implementing and overseeing our cybersecurity and information security policies, and periodically reviewing the policies and managing potential cybersecurity incidents.

Compensation Committee

Our Board of Directors has established the Compensation Committee The members of our Compensation Committee are Nadim Qureshi and Dario Dino Ferrari. Mr. Ferrari serves as chair of the Compensation Committee. Under the Nasdaq Rules and applicable SEC rules, we are required to have a compensation committee of at least two members, all of whom must be independent. Nadim Qureshi and Dario Dino Ferrari are each independent.

We have adopted a Compensation Committee charter, which details the principal functions of the Compensation Committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officers based on such evaluation;

●	reviewing and making recommendations to our Board of Directors with respect to the compensation, and any incentive compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting Management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement;

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and

●	advising the Board and any other Board committees if the clawback provisions of the SEC Clawback Rule are triggered based upon a financial statement restatement or other financial statement change and perform any other tasks required of it by the Clawback Policy, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the SEC Clawback Rule.

The charter also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee considers the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or the Nasdaq Rules. In accordance with Rule 5605I(2) of the Nasdaq Rules, a majority of the independent directors may recommend a director nominee for selection by our Board of Directors. Our Board of Directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Nadim Qureshi and Dr. Kenneth Moritsugu. In accordance with Rule 5605I(1)(A) of the Nasdaq Rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The Board of Directors also considers director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our Amended and Restated Articles.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial Business Combination, our Public Shareholders do not have the right to recommend director candidates for nomination to our Board of Directors.

Code of Ethics

We have adopted the Code of Ethics. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC rules or the Nasdaq Rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

The foregoing description of the Code of Ethics does not purport to be complete and is qualified in its entirety by the terms and conditions of the Code of Ethics, a copy of which is attached hereto as Exhibit 14.

Trading Policies

On June 6, 2025, we adopted the Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, which are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq Rules.

The foregoing description of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by the terms and conditions of the Insider Trading Policy, a copy of which is attached hereto as Exhibit 19.

Item 11. Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial Business Combination, including the following payments, all of which, if made prior to the completion of our initial Business Combination, will be paid from funds held outside the Trust Account:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor, pursuant to the IPO Promissory Note to cover offering-related and organizational expenses;

●	Reimbursement for office space, utilities and secretarial and administrative support made available to us by BHM, the managing member of our Sponsor, in an amount equal to $5,000 per month, pursuant to the Administrative Services Agreement;

●	Payment of consulting, success or finder fees to our Sponsor, directors, officers, advisors, or their respective affiliates in connection with the consummation of our initial Business Combination;

●	We may engage our Sponsor or an affiliate of our Sponsor as an advisor or otherwise in connection with our initial Business Combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial Business Combination;

●	Repayment of Working Capital Loans that may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans; and

●	BHM has allocated 75,000 Founder Shares to each of our Chief Executive Officer and Chief Financial Officer and 50,000 Founder Shares to each of our independent directors, indirectly through membership interests in BHM, which will transfer upon completion of our initial Business Combination.

After the completion of our initial Business Combination, directors or members of our Management Team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial Business Combination, such as the Blockfusion Registration Statement. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of Management. It is unlikely the amount of such compensation will be known at the time of the proposed initial Business Combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation.

Any compensation to be paid to our executive officers will be determined, or recommended to the Board of Directors for determination, either by the Compensation Committee or by a majority of the independent directors on our Board of Directors.

We do not intend to take any action to ensure that members of our Management Team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our Management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our Management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

For more information on the employment agreements entered into in connection with the Blockfusion Business Combination, see Item 1. “Business”  and the Blockfusion Registration Statement.

Compensation Recovery and Clawback Policy

On June 6, 2025, our Board of Directors approved the adoption of the Clawback Policy in order to comply with the SEC Clawback Rule, and the Nasdaq Rules, as set forth in Nasdaq Listing Rule 5608. At no time during the fiscal year covered by this Report were we required to prepare an accounting restatement that required recovery of an erroneously awarded compensation pursuant to the Clawback Policy, a copy of which is attached hereto as Exhibit 97.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of February 19, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 27,962,163 Ordinary Shares, consisting of (i) 20,892,250 Class A Ordinary Shares and (ii) 7,069,913 Class B Ordinary Shares, issued and outstanding as of February 19, 2026. On all matters to be voted upon, except for (x) the appointment and removal of directors to the Board and (y) continuing our Company in a jurisdiction outside the Cayman Islands, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required by applicable law. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Rights as these Rights are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Percentage of Total Outstanding Ordinary Shares
Blue Holdings Sponsor LLC(3)(4)	391,000	1.9%	6,769,913	95.8%	25.6%
Ketan Seth(3)(4)	391,000	1.9%	6,769,913	95.8%	25.6%
General (Ret.) Wesley Clark(4)	—	—	—	—	—
Dario Dino Ferrari(4)	—	—	—	—	—
Kenneth Moritsugu(4)	—	—	—	—	—
Nadim Qureshi(4)	—	—	—	—	—
David Bauer(4)	—	—	—	—	25.6%
All officers and directors as a group (6 persons)	391,000	1.9%	6,769,913	95.8%	25.6%

Other 5% Shareholders
Sona Parties(5)	1,960,185	9.4	—	—	7.0%
Tenor Parties(6)	1,596,000	7.6%	—	—	5.7%
LMR Parties(7)	1,550,000	7.4%	—	—	5.5%
Magnetar Parties(8)	1,200,000	5.7%	—	—	4.3%

(1)	Unless otherwise noted, the principal business address of each of the following entities or individuals is c/o Blue Acquisition Corp., 1601 Anita Lane, Newport Beach, CA 92660-4803.

(2)	Interests shown consist solely of Founder Shares, classified as Class B Ordinary Shares. Such Class B Ordinary Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment.

(3)	Blue Holdings Sponsor LLC, our Sponsor, is the record holder of 6,769,913 Founder Shares. BHM is the managing member of our Sponsor, Blue Holdings Sponsor LLC, and Ketan Seth is the managing member of BHM. As the managing member of BHM, Mr. Seth holds voting and investment discretion with respect to the Ordinary Shares held of record by the Sponsor. Mr. Seth disclaims any beneficial ownership of the securities held by the Sponsor other than to the extent of any pecuniary interest he may have therein, directly or indirectly. All of our officers, directors and our advisors are members of BHM. Each such person disclaims any beneficial ownership of the reported Ordinary Shares, other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)	Does not include indirect interest as a member of BHM, the managing member of the Sponsor. BHM has allocated 75,000 Founder Shares to each of our Chief Executive Officer and Chief Financial Officer, 50,000 Founder Shares to each of our independent directors, and 25,000 to each of our special advisors, indirectly through membership interests in BHM, which will transfer upon completion of our initial Business Combination. Dario Dino Ferrari has an indirect economic interest in BHM through his ownership of 10,000 Class B Units in BHM, representing Private Placement Units purchased by him for $100,000.

(5)	According to a Schedule 13G filed with the SEC on February 17, 2026 by (i) Sona Asset Management (US) LLC, a Delaware limited liability company (“Sona AM (US)”), (ii) Sona Asset Management (UK) LLP, a limited liability partnership formed under the laws of England and Wales (“Sona AM (UK)” and, together with Sona AM (US), collectively, the “Sona Asset Managers”), (iii) Sona Asset Management Limited, a private limited company incorporated under the laws of England and Wales (“SAML”), (iv) Sona Asset Management Cayman Limited, an exempted company incorporated in the Cayman Islands (“SAMCL” and, together with SAML, the “Sona Intermediate Companies”), and (v) John Aylward, a citizen of Ireland (“Mr. Aylward” and collectively with the Sona Asset Managers and the SONA Intermediary Companies, the “Sona Parties”). Sona Asset Managers serve as investment managers to certain funds including with respect to the Public Shares held by those funds. SAML is the principal owner of each of the Sona Asset Managers. SAMCL is the principal owner of SAML. Mr. Aylward is ultimately in control of the investment and voting decisions of the Sona Asset Managers and is the principal owner of SAMCL. Sona AM (US) is registered with the SEC as an investment adviser. Sona AM (UK) is registered with the UK Financial Conduct Authority. The principal business address of Sona AM (US) is 730 3rd Avenue, 26th Floor, New York, NY 10017. The principal business address of Sona AM (UK), SAML and Mr. Aylward is 19-21 St. James's Street, London, United Kingdom SW1A 1ES. The principal business address of SAMCL is c/o Maples Corporate Services Limited, PO Box 309, Ugland House, Grand Cayman KY1-1104, Cayman Islands.

(6)	According to a Schedule 13G filed with the SEC on June 17, 2025 by (i) Tenor Capital Management Company, L.P, a Delaware limited partnership (“Tenor Capital”), (ii) Tenor Opportunity Master Fund, Ltd. a Cayman Islands exempted company (the “Master Fund”) and (iii) Robin Shah, a citizen of the United States (“Mr. Shah”, and collectively with Tenor Capital and the Master Fund, the “Tenor Parties”). The Public Shares are held by the Master Fund and Tenor Capital serves as the investment manager to the Master Fund. Mr. Shah serves as the managing member of Tenor Management GP, LLC, the general partner of Tenor Capital. By virtue of these relationships, the Tenor Parties may be deemed to have shared voting and dispositive power with respect to the Public Shares owned directly by the Master Fund. The principal business address of each of the Tenor Parties is 810 Seventh Avenue, Suite 1905, New York, NY 10019.

(7)	According to a Schedule 13G filed with the SEC on February 17, 2026 by (i) LMR Partners LLP, a United Kingdom limited liability partnership (“LMR”), (ii) LMR Partners Limited, a Hong Kong corporation (“LMR Limited”), (iii) LMR Partners LLC, a Delaware limited liability company (“LMR LLC”), (iv) LMR Partners AG, a Swiss corporation (“LMR AG”), (v) LMR Partners (DIFC) Limited, an United Arab Emirates corporation (“LMR DIFC”), (vi) LMR Partners (Ireland) Limited, a limited company incorporated in Ireland (“LMR Ireland”, collectively with LMR, LMR Limited, LMR LLC, LMR AG and LMR DIFC, the “LMR Investment Managers”), (vii) Ben Levine, a citizen of the United Kingdom (“Mr. Levine”), and (viii) Stefan Renold, a citizen of Switzerland (“Mr. Renold”, collectively with the LMR Investment Managers and Mr. Levine, the “LMR Parties”). The LMR Investment Managers serve as the investment managers to certain funds with respect to the Public Shares held by certain funds. Messrs. Levine and Renold are ultimately in control of the investment and voting decisions of the LMR Investment Managers with respect to the securities held by certain funds. The principal business address of each of the LMR Parties is c/o LMR Partners LLP, 9th Floor, Devonshire House, 1 Mayfair Place, London, W1J 8AJ, United Kingdom.

(8)	According to a Schedule 13G filed with the SEC on August 8, 2025 by (i) Magnetar Financial LLC, a Delaware limited liability company (“Magnetar Financial”), (ii) Magnetar Capital Partners LP, a Delaware limited partnership (“Magnetar Capital Partners”), (iii) Supernova Management LLC, a Delaware limited liability company (“Supernova Management”), and (iv) David J. Snyderman, a citizen of the United States (“Mr. Snyderman”, collectively with Magnetar Financial, Magnetar Capital Partners and Supernova Management, the “Magnetar Parties”), in connection with Public Shares held for the following funds (collectively, the “Magnetar Funds”) (a) Magnetar Constellation Master Fund, Ltd, Magnetar Xing He Master Fund Ltd, Magnetar SC Fund Ltd, Purpose Alternative Credit Fund Ltd, all Cayman Islands exempted companies and (b) Magnetar Structured Credit Fund, LP, a Delaware limited partnership and Magnetar Alpha Star Fund LLC, Magnetar Lake Credit Fund LLC, Purpose Alternative Credit Fund - T LLC, all Delaware limited liability companies. Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the Public Shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Snyderman. The principal business address of each of the Magnetar Parties is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None. For more information on the Blockfusion Business Combination, please see Item 1. “Business” and the Blockfusion Registration Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On February 20, 2025, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs in the Initial Public Offering in exchange for 6,059,925 Founder Shares.

The number of Founder Shares outstanding was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 17,250,000 Public Units if the Over-Allotment Option was exercised in full, and therefore that such Founder Shares would represent 26% of the outstanding Ordinary Shares after the Initial Public Offering (excluding the Private Placement Shares). We issued an additional 1,009,988 Founder Shares to our Sponsor without payment of any additional consideration in a share capitalization in connection with the increase in the maximum size of the Initial Public Offering from 17,250,000 Public Units to 21,025,000 Public Units. Up to 922,163 of the Founder Shares were to be surrendered for no consideration depending on the extent to which the Over-Allotment Option was exercised. On June 16, 2025, the Underwriters fully exercised their Over-Allotment Option and such 922,163 Founder Shares were no longer subject to forfeiture.

Our Sponsor also has assigned 300,000 Founder Shares to Alberto Pontonio, a registered broker-dealer associated with Roberts & Ryan, co-manager of the Initial Public Offering. Our Sponsor, our officers and directors and Alberto Pontonio are deemed to be our “promoters” as such term is defined under the federal securities laws.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreements, we completed the private sale of an aggregate of 592,250 Private Placement Units to our Sponsor, BTIG and Roberts & Ryan in the Private Placement at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to our Company of $5,922,500. Of those 592,250 Private Placement Units, (i) the Sponsor purchased 391,000 Private Placement Units and (ii) BTIG and Roberts & Ryan purchased 201,250 Private Placement Units The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), so long as they are held by our Sponsor or its permitted transferees, the Private Placement Units (and the underlying securities) (i) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial Business Combination and (ii) will be entitled to registration.

Prior to or in connection with the completion of our initial Business Combination, there may be payment by the company to our Sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial Business Combination, which, if made prior to the completion of our initial Business Combination, will be paid from funds held outside the Trust Account.

Commencing on June 13, 2025, and until the completion of our Business Combination or liquidation, we reimburse BHM, the managing member of the Sponsor $5,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the period from February 10, 2025 (inception) through December 31, 2025, we incurred $32,833 in fees for these services and paid $27,833, resulting in an outstanding balance of $5,000 of which such amount is included in administrative services fee payable in the balance sheet of the financial statements included elsewhere this Report.

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2025 or the completion of our Initial Public Offering. We had borrowed $193,236 under the IPO Promissory Note through June 16, 2025, the consummation of the Initial Public Offering, and repaid $203,557 to the Sponsor to settle the balance on June 16, 2025. The overpayment of $10,321 was recorded as a related party receivable as of December 31, 2025. No additional borrowing is available under the IPO Promissory Note.

In addition, to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of December 31, 2025, we did not have any borrowings under any Working Capital Loans.

We have until the end of the Combination Period to consummate an initial Business Combination, or until such earlier liquidation date as our Board of Directors may approve, to consummate our initial Business Combination. If we anticipate that we may be unable to consummate our initial Business Combination within the Combination Period, we may seek shareholder approval to amend our Amended and Restated Articles to further extend the Combination Period. If we seek shareholder approval for an extension, our Public Shareholders will be offered an opportunity to redeem their Public Shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (less taxes payable, if any), divided by the number of then issued and outstanding Public Shares, subject to applicable law.

Any of the foregoing payments to our Sponsor, repayments of pursuant to the IPO Promissory Note issued to our Sponsor or repayments of any Working Capital Loans prior to our initial Business Combination will be made using funds held outside the Trust Account.

After our initial Business Combination, members of our Management Team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders, such as the Blockfusion Registration Statement. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

The holders of (i) the Founder Shares, (ii) the Private Placement Units, (iii) Representative Shares and (iv) any private placement-equivalent units issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. BTIG and Roberts & Ryan may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, BTIG and Roberts & Ryan may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

Our Sponsor, directors and officers and a certain advisor have also entered into the Letter Agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period. Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

For more information on the agreements entered into in connection with the Blockfusion Business Combination, see Item 1. “Business” and the Blockfusion Registration Statement.

Director Independence

Nasdaq Rules require that a majority of our Board of Directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company).. Our Board of Directors has determined that each of General (Ret.) Wesley Clark, Nadim Qureshi, Dario Dino Ferrari and Kenneth Moritsugu are “independent directors” as defined in the Nasdaq Rules and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Elliott Davis for services rendered.

Audit Fees

Audit fees consist of the aggregate fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Elliott Davis in connection with regulatory filings. The aggregate fees of Elliott Davis for professional services rendered for the (i) audit of our annual financial statements and (ii) review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from February 10, 2025 (inception) through December 31, 2025 totaled approximately $162,200. The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of the aggregate fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Elliott Davis for any audit-related fees for the period from February 10, 2025 (inception) through December 31, 2025.

Tax Fees

Tax fees consist of the aggregate fees billed for professional services relating to tax compliance, tax planning and tax advice.  We did not pay Elliott Davis for tax services, planning or advice for the period from February 10, 2025 (inception) through December 31, 2025.

All Other Fees

All other fees consist of the aggregate fees billed for all other services.  We did not pay Elliott Davis for any other services for the period from February 10, 2025 (inception) through December 31, 2025.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our Initial Public Offering. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our Board of Directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services performed and to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Omitted at our Company’s option.

BLUE ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Blue Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Blue Acquisition Corp. (the “Company”) as of December 31, 2025, the related statement of operations, changes in shareholder’s deficit, and cash flows for the period from February 10, 2025 (inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period from February 10, 2025, (inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency, expects to incur significant costs in pursuit of its acquisition plans, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Elliott Davis, PLLC

We have served as the Company's auditor since 2025.

Charlotte, North Carolina

February 19, 2026

BLUE ACQUISITION CORP.
BALANCE SHEET

December 31,
2025
ASSETS
Current Assets:
Cash	$560,813
Prepaid expenses - current	82,032
Due from related party	15,410
Total Current Assets	658,255
Non-current Assets:
Cash and marketable securities held in Trust Account	205,642,100
Prepaid expenses – non-current	33,699
Total Non-current Assets	205,675,799
TOTAL ASSETS	$206,334,054

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$107,053
Accrued expenses	962,012
Administrative services fee payable – related party	5,000
Total Current Liabilities	1,074,065
Non-current Liabilities:
Deferred underwriter fee liability	7,043,750
Total Non-current Liabilities	7,043,750
TOTAL LIABILITIES	8,117,815

Commitments and Contingencies (Note 7)

Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 20,125,000 shares issued and outstanding at redemption value	205,642,100

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 767,250 shares issued and outstanding (excluding 20,125,000 shares subject to possible redemption)	77
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 7,069,913 shares issued and outstanding	707
Additional paid-in capital	—
Accumulated deficit	(7,426,645)
Total Shareholders’ Deficit	(7,425,861)
TOTAL LIABILITIES, ORDINARY SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$206,334,054

The accompanying notes are an integral part of these financial statements.

BLUE ACQUISITION CORP.
STATEMENT OF OPERATIONS

For the Period From February 10, 2025 (Inception)
Through
December 31, 2025
Operating expenses:
Formation, general and administrative expenses	$227,082
Legal and accounting expenses	1,532,176
Administrative services fee – related party	32,833
Listing fees	49,583
Insurance expense	41,301
Total operating expenses	1,882,975
Loss from operations	(1,882,975)

Other income:
Income earned on cash and marketable securities held in Trust Account	4,392,100
Interest income on operating account	22,275
Other income	4,414,375
Net income	$2,531,400

Weighted average shares outstanding of redeemable Class A Ordinary Shares	12,260,769

Basic and diluted net income per share, redeemable Class A Ordinary Shares	$0.66

Weighted average shares outstanding of non-redeemable Class A and Class B Ordinary Shares	7,220,364

Basic and diluted net loss per share, non-redeemable Class A and Class B Ordinary Shares	$(0.77)

The accompanying notes are an integral part of these financial statements.

BLUE ACQUISITION CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM FEBRUARY 10, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – February 10, 2025 (inception)	—	$—	—	$—	$—	$—	$—
Class B Ordinary Shares issued to Sponsor(1)	—	—	7,069,913	707	24,293		25,000
Contribution for purchase of Private Placement Units	—	—	—	—	100,000	—	100,000
Issuance of Class A Ordinary Shares in Initial Public Offering	—	—	—	—	4,361,306	—	4,361,306
Sale of Private Placement Units	592,250	59	—	—	5,822,441	—	5,822,500
Sale of Representative Shares	175,000	18	—	—	1,749,982	—	1,750,000
Remeasurement of Class A Ordinary Shares to redemption value	—	—	—	—	(12,058,022)	(9,958,045)	(22,016,067)
Net income	—	—	—	—	—	2,531,400	2,531,400
Balance – December 31, 2025	767,250	$77	7,069,913	$707	$—	$(7,426,645)	$(7,425,861)

(1)	In May 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 1,009,988 Founder Shares resulting in an aggregate of 7,069,913 Founder Shares outstanding to the Sponsor. All share and per share amounts have been retroactively restated to reflect the share capitalization.

The accompanying notes are an integral part of these financial statements.

BLUE ACQUISITION CORP.
STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 10, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Cash Flows from Operating Activities:
Net income	$2,531,400
Adjustments to reconcile net income to net cash used in operating activities:
Formation, general and administrative expenses paid by Sponsor under IPO Promissory Note – related party	1,089
Income earned on cash and marketable securities held in Trust Account	(4,392,100)
Changes in operating assets and liabilities:
Prepaid expenses	(90,729)
Due from related party	(5,089)
Accounts payable	107,053
Accrued expenses	962,012
Administrative services fee payable – related party	5,000
Net cash used in operating activities	(881,364)

Cash Flows from Investing Activities:
Purchase of treasury securities in Trust Account	(201,250,000)
Net cash used in investing activities	(201,250,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class A Ordinary Shares	201,250,000
Proceeds from sale of Private Placement Units	5,922,500
Payment of underwriting fees and reimbursements	(4,100,000)
Payment of IPO Promissory Note – related party	(203,557)
Excess cash contribution recorded under IPO Promissory Note – related party	167,147
Payment of offering costs	(343,913)
Net cash provided by financing activities	202,692,177

Net Change in Cash	560,813
Cash – Beginning of period	—
Cash – End of period	$560,813

Supplemental Non-Cash Investing and Financing Activities:
Deferred offering costs paid by Sponsor under IPO Promissory Note – related party	$25,000
Prepaid expenses paid by Sponsor under IPO Promissory Note – related party	$25,000
Initial fair value of Class A Ordinary Shares subject to possible redemption	$183,626,033
Remeasurement of Class A Ordinary Shares subject to possible redemption	$22,016,067

The accompanying notes are an integral part of these financial statements.

BLUE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 1 — Organization and Business Operations

Blue Acquisition Corp. (the “Company”) is a special purpose acquisition company incorporated as a Cayman Islands exempted company on February 10, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from February 10, 2025 (inception) through December 31, 2025 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for and consummating a Business Combination, including the Blockfusion Business Combination (as defined and described below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 14, 2025, as amended (File No. 333-287281), was declared effective on June 12, 2025 (the “IPO Registration Statement”). On June 16, 2025, the Company consummated the initial public offering of 20,125,000 units (the “Public Units”), which included the full exercise by the several underwriters of the Initial Public Offering (the “Underwriters”) of their over-allotment option (the “Over-Allotment Option”) in the amount of 2,625,000 units (the “Option Units”), at $10.00 per Public Unit, generating gross proceeds of $201,250,000 (the “Initial Public Offering”). Each Public Unit consists of one Class A Ordinary Share, par value $0.0001 per share, of the Company (each, a “Class A Ordinary Share” and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of the initial Business Combination (each, a “Public Right”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 592,250 units (the “Private Placement Units” and, together with the Public Units, the “Units”) at a price of $10.00 per Private Placement Unit, in a private placement to (i) the Company’s sponsor, Blue Holdings Sponsor LLC (the “Sponsor”), (ii) BTIG, LLC,  a representative of the Underwriters (“BTIG”) and (iii) Roberts & Ryan, Inc., a co- manager of the Initial Public Offering (“Roberts & Ryan”), generating gross proceeds of $5,922,500 (the “Private Placement”). Of those 592,250 Private Placement Units, (x) the Sponsor purchased 391,000 Private Placement Units and (y) BTIG and Roberts & Ryan purchased an aggregate of 201,250 Private Placement Units. Each Private Placement Unit consists of one Class A Ordinary Share (each, a “Private Placement Share”) and one right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of an initial Business Combination (each, a “Private Placement Right” and together with a Public Right, a “Right”).

Transaction costs amounted to $13,262,661, consisting of $4,025,000 of cash underwriting fee, the Deferred Fee (as defined in Note 7) of $7,043,750, $1,750,000 for issuance of the Representative Shares (as defined in Note 7), and $443,911 of other offering costs.

The Company’s management (“Management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less the Deferred Fee).

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the Deferred Fee held and taxes payable on the income earned on the Trust Account, if any) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering, on June 16, 2025, an amount of $201,250,000 ($10.00 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement, was placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”), acting as trustee. The funds are initially held in cash, including demand deposit accounts at a bank, or invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on Management’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by March 16, 2027. 21 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to the rights of holders of Class A Ordinary Shares or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of the Public Shares (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any, but without deduction for any excise or similar tax that may be due or payable), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account was $10.21 per Public Share as of December 31, 2025. The Ordinary Shares (as defined in Note 2) subject to possible redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity”.

The Company has only the duration of the Combination Period to complete the initial Business Combination. If the Company is unable to complete its initial Business Combination within the Combination Period, the Company will as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable, if any, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor, officers and directors and a certain advisor, have entered into a letter agreement, dated June 12, 2025 (the “Letter Agreement”), with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 6) and Public Shares in connection with (x) the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination and (y) a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (ii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iii) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust Account assets, less taxes payable, if any, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot provide any assurance that the Sponsor would be able to satisfy those obligations.

Blockfusion Business Combination

On November 19, 2025, the Company entered into a business combination agreement (the “Blockfusion BCA”) with (i) Blockfusion USA, Inc., a Delaware corporation (“Blockfusion”), (ii) Blockfusion Data Centers, Inc., a Delaware corporation (“Pubco”), (iii) Atlas I Merger Sub, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco (“SPAC Merger Sub”) and (iv) Atlas Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“Company Merger Sub”).

Pursuant to the Blockfusion BCA and subject to the terms and conditions set forth therein, (i) on or prior to the closing (the “Closing”, and the date and time of the Closing, the “Closing Date”) of the transactions contemplated by the Blockfusion BCA (the “Blockfusion Business Combination”), the holders of Company Series Seed Preferred Stock (as defined in the Blockfusion BCA) and Series A Preferred Stock (as defined in the Blockfusion BCA) shall convert all of their issued and outstanding shares of Company Preferred Stock (as defined in the Blockfusion BCA) for shares of Company Series A Common Stock, par value $0.0001 per share and Company Series B Common Stock, par value $0.0001 per share, at the applicable conversion ratio (including any accrued or declared but unpaid dividends) as set forth in Blockfusion’s certificate of incorporation, as amended, (ii) and on the Closing Date, (A) SPAC Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity (the “SPAC Merger”) and, as a result of which, each of the Company’s issued and outstanding securities immediately prior to the effective time of the SPAC Merger shall no longer be outstanding and shall automatically be cancelled in exchange for which the Company’s security holders shall receive substantially equivalent securities of Pubco, (B) Company Merger Sub will merge with and into Blockfusion, with Blockfusion continuing as the surviving entity (the “Company Merger”, and together with the SPAC Merger, the “Mergers”), and as a result of which each issued and outstanding security of Blockfusion immediately prior to the effective time of the Company Merger shall no longer be outstanding and shall automatically be cancelled in exchange for which the security holders of Blockfusion shall receive shares of common stock, par value $0.0001 per share, of Pubco, with holders of Company Series B Shares receiving shares of Pubco Class B common stock, par value $0.0001 per share, which will have the same economic rights as the Pubco Class A Shares (as defined below), but will have the right to 20 votes per share for such Company Class B Shares (as defined in the Blockfusion BCA) and holders of Company Series A Shares (as defined in the Blockfusion BCA) receiving Pubco Class A common stock, par value $0.0001 per share (“Pubco Class A Shares”) for such Company Series A Shares. As a result of the Mergers and the other transactions of the Blockfusion Business Combination, the Company and Blockfusion will become wholly-owned subsidiaries of Pubco, all upon the terms and subject to the conditions set forth in the Blockfusion BCA, and Pubco will become a publicly traded company.

Additionally, at the Effective Time (as defined in the Blockfusion BCA), each outstanding and unexercised option to purchase Company Common Stock (as defined in the Blockfusion BCA) will be assumed by and become an option of Pubco containing the same terms, conditions, vesting and other provisions as are currently applicable to such Company Options (as defined in the Blockfusion BCA), provided that each Assumed Option (as defined in the Blockfusion BCA) will be exercisable for the number of Pubco Class A Shares equal to the Exchange Ratio (as defined in the Blockfusion BCA) multiplied by the number of Company Class A Shares subject to the Company Option as of immediately prior to the Effective Time, rounded down to the nearest whole number, at an exercise price equal to the per share exercise price of the Company Option divided by the Exchange Ratio, rounded up to the nearest whole cent.

Additionally, at the Effective Time, each outstanding and unexercised warrant to purchase Company Common Stock (as defined in the Blockfusion BCA) will be assumed by and become a warrant to purchase Pubco Class A Shares containing the same terms, conditions, vesting and other provisions as are currently applicable to such Company Warrants (as defined in the Blockfusion BCA), provided that each Assumed Warrant (as defined in the Blockfusion BCA) will be exercisable for the number of Pubco Class A Shares equal to the Exchange Ratio multiplied by the number of Company Class A Shares subject to the Company Warrant as of immediately prior to the Effective Time, rounded up to the nearest whole share, at an exercise price equal to the per share exercise price of the Company Warrant divided by the Exchange Ratio, rounded down to the nearest whole cent.

For more information regarding the Blockfusion BCA and the proposed Blockfusion Business Combination, see Item 1 “Business” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, of which the accompanying financial statements and these notes thereto form a part, as well as the registration statement on Form S-4, which includes a preliminary proxy statement/prospectus, filed in connection with the Blockfusion Business Combination and which was initially filed by Pubco with the SEC on December 8, 2026, as may be amended from time to time (File No. 333-291994), and the other filings that the Company and Pubco may make from time to time with the SEC.

Liquidity, Capital Resources and Going Concern

As of December 31, 2025, the Company had $560,813 cash and a working capital deficit of $415,809. The Company’s liquidity needs through December 31, 2025 have been satisfied through (i) a payment from the Sponsor of $25,000 in exchange for issuance of the Founder Shares (see Note 5), (ii) a loan pursuant to the IPO Promissory Note (as defined in Note 6) and (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern”, Management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying financial statements are issued, as it expects to continue to incur significant costs in pursuit of its acquisition plans. Although no formal agreement exists, the Sponsor, certain directors and officers, or any of their respective affiliates may, but are not obligated to, extend Working Capital Loans (as defined in Note 6), as needed. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Combination Period, then it will cease all operations except for the purpose of liquidating. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that the accompanying financial statements were issued. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities in the accompanying financial statement should the Company be required to liquidate after March 16, 2027. There can be no assurance that the Company’s plans to raise capital or to consummate an initial Business Combination, including the Blockfusion Business Combination, will be successful.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of Management, the accompanying financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying financial statements with another public company that is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. The Company’s financial statements have not been impacted by Section 102(b)(1) of the JOBS Act as of December 31, 2025.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the accompanying financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $560,813 cash and no cash equivalents as of December 31, 2025.

Cash Held in Trust Account

As of December 31, 2025, the assets held in Trust Account, amounting to $205,642,100, were held in marketable securities.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC Topic 340-10-S99, “Accounting for Offering Costs”, and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Public Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Rights and then to the Public Shares. Offering costs allocated to Public Shares were charged to temporary equity, and offering costs allocated to Public Rights and Private Placement Units were charged to shareholders’ equity as the Rights, after Management’s evaluated that the Public Rights and Private Placement Units should be accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to its short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	“Level 1”, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	“Level 2”, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	“Level 3”, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Net Income (Loss) Per Ordinary Share

The Company has two classes of Ordinary Shares: Non-Redeemable Shares (as defined below) and Redeemable Shares (as defined below). “Non-Redeemable Shares” do not have redemption rights to the amounts held in the Trust Account, and consist of the (i) Private Placement Shares underlying the Private Placement Units sold in the Private Placement and (ii) Company’s Class B Ordinary Shares, par value $0.0001 per share (the “Class B Ordinary Shares”, and together with the Class A Ordinary Shares, the “Ordinary Shares”). “Redeemable Shares” have redemption rights to the amounts held in the Trust Account and consist of the Public Shares underlying the Public Units issued at the Initial Public Offering.

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The accompanying statement of operations includes a presentation of income (loss) per Redeemable Shares and income (loss) per Non-Redeemable Shares following the two-class method of income (loss) per Ordinary Shares. In order to determine the net income (loss) attributable to both the Redeemable Shares and Non- Redeemable Shares, the Company first considered the total income allocable to both classes of Ordinary Shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A Ordinary Shares subject to possible redemption was treated as dividends paid to the Public Shareholders. Subsequent to calculating the total income (loss) allocable to both classes of Ordinary Shares, the Company split the amount to be allocated using the weighted average shares outstanding ratio for the Redeemable Shares and for the Non- Redeemable Shares for the period from February 10, 2025 (inception) through December 31, 2025.

The Company has not considered the effect of the 2,012,500 Class A Ordinary Shares underlying the Public Rights or 59,225 Class A Ordinary Shares underlying the Private Placement Rights in the calculation of diluted net income (loss) per share, since the exercise of such Rights are contingent upon the occurrence of future events and the inclusion of such Rights would be anti-dilutive.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per Ordinary Share for each class of Ordinary Shares for the period from February 10, 2025 (inception) through December 31, 2025:

For the Period from February 10, 2025 (inception) through
December 31, 2025
Net income	$2,531,400
Less: Remeasurement of Class A Ordinary Shares to redemption value	(22,016,067)
Net loss including accretion of Class A Ordinary Shares to redemption value	$(19,484,667)

	For the Period from February 10, 2025 (inception) through
	December 31, 2025
	Non-redeemable Class A and	Redeemable
	Class B	Class A
	Ordinary Shares	Ordinary Shares
Total number of Ordinary Shares	7,837,163	20,125,000
Ownership percentage	28%	72%

Net income allocated by class	$618,008	$1,913,392

Less: Remeasurement of Class A Ordinary Shares to redemption value based on ownership percentage	(6,170,606)	(15,845,461)
Plus: Accretion applicable to remeasurement of redeemable Class A Ordinary Shares to redemption value	—	22,016,067
Total (loss) income based on ownership percentage	$(5,552,599)	$8,083,999

Weighted average Ordinary Shares outstanding	7,220,364	12,260,769
Basic and diluted net income (loss) per share	$(0.77)	$0.66

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity”, the Company classifies Class A Ordinary Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of Redeemable Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of Redeemable Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying balance sheets. As of December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying balance sheets are reconciled in the following table:

Gross proceeds from Initial Public Offering	$201,250,000
Less:
Proceeds allocated to Public Rights	(4,361,306)
Offering costs allocated to Class A Ordinary Shares subject to possible redemption	(13,262,661)
Plus:
Accretion of Class A Ordinary Shares subject to possible redemption	22,016,067
Class A Ordinary Shares subject to possible redemption at December 31, 2025	$205,642,100

Rights

The Company accounts for the Public Rights and Private Placement Rights issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Rights under equity treatment at their assigned values.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3 — Initial Public Offering

In the Initial Public Offering on June 16, 2025, the Company sold 20,125,000 Public Units at a purchase price of $10.00 per Public Unit, which includes the full exercise of the Over-Allotment Option in the amount of 2,625,000 Option Units. Each Public Unit consists of one Public Share and one Public Right. Each ten Public Rights entitle the holder thereof to receive one Class A Ordinary Share at the closing of an initial Business Combination. The Company will not issue fractional Class A Ordinary Shares.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor, BTIG and Roberts & Ryan purchased an aggregate of 592,250 Private Placement Units, at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $5,922,500. Of the 592,250 Private Placement Units, (i) the Sponsor purchased 391,000 Private Placement Units and (ii) BTIG and Roberts & Ryan purchased an aggregate of 201,250 Private Placement Units. Each Private Placement Unit consists of one Class A Ordinary Share and one Private Placement Right. A portion of the proceeds from the Private Placement was added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the Private Placement held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Private Placement Units (and underlying securities) are identical to the Public Units (and underlying securities), except as otherwise disclosed in the IPO Registration Statement.

Note 5 — Segment Information

FASB ASC Topic 280, “Segment Reporting”, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the chief operating decision maker (the “CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the accompanying statements of operations as net income or loss. The measure of segment assets is reported on the accompanying balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

December 31, 2025
Cash	$560,813
Cash and marketable securities held in the Trust Account	$205,642,100
Total assets	$206,334,054

For the Period from February 10, 2025 (Inception) through December 31, 2025
Operating loss	$(1,882,975)
Income earned on cash and marketable securities held in the Trust Account	$4,392,100
Net income	$2,531,400

The CODM reviews operating loss to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews operating loss to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The CODM reviews income earned on cash and marketable securities held in Trust Account to monitor and project the amount of funds the Company has, or may have, to effect a Business Combination. Operating loss and income earned on cash and marketable securities held in Trust Account, as reported on the statement of operations, are the significant segment information provided to the CODM on a regular basis. All other segment items included in net income are reported on the accompanying statement of operations and described within their respective disclosures.

The CODM reviews the position of cash available with the company to assess if the Company has sufficient resources available to discharge its liabilities and future obligations and to monitor the amount of funds the Company has to pursue its initial Business Combination. The CODM reviews the position of cash and marketable securities held in the Trust Account to monitor and project the amount of funds the Company has, or may have, to effect a Business Combination. Cash and cash and marketable securities held in Trust Account, as reported on the accompanying balance sheet, are the significant segment information provided to the CODM on a regular basis. All other segment items included in total assets are reported on the accompanying balance sheet and described within their respective disclosures.

Note 6 — Related Party Transactions

Founder Shares

On February 20, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, through payments of offering costs and expenses on the Company’s behalf, for which the Company issued 6,059,925 Class B Ordinary Shares to the Sponsor (such shares, the “Founder Shares”). In May 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 1,009,988 Founder Shares resulting in an aggregate of 7,069,913 Founder Shares outstanding to the Sponsor, resulting in a price per share of approximately $0.004 per share. All share and per-share amounts have been retroactively restated to reflect the share capitalization. The Sponsor also has assigned 300,000 Founder Shares to Alberto Pontonio, a registered broker-dealer associated with Roberts & Ryan, co-manager of the Initial Public Offering.

The Founder Shares are designated as Class B Ordinary Shares and, except as described below, are identical to the Class A Ordinary Shares included in the Units, and holders of Founder Shares have the same shareholder rights as Public Shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights; (iii) the Sponsor and the Company’s officers and directors and a certain advisor have entered into the Letter Agreement with us, pursuant to which they have agreed to (A) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of the initial Business Combination, (B) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemptions in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, (C) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares or Private Placement Shares if we fail to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the Trust Account and (D) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from Public Shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of the initial Business Combination, (iv) the Founder Shares are automatically convertible into Class A Ordinary Shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Amended and Restated Articles, and (v) prior to the closing of the initial Business Combination, only holders of the Class B Ordinary Shares are entitled to vote on the appointment and removal of directors or continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend its constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

IPO Promissory Note — Related Party

Prior to the closing of the Initial Public Offering, the Sponsor agreed to loan the Company an aggregate of up to $300,000 (the “IPO Promissory Note”) to be used for a portion of the expenses of the Initial Public Offering. The IPO Promissory Note was non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the Initial Public Offering. The loan was repaid out of the $747,500 of offering proceeds that were allocated to the payment of offering expenses. As of June 16, 2025, the date the Company consummated its Initial Public Offering, the Company had borrowed $193,236 under the IPO Promissory Note. On June 16, 2025, the Company paid $203,557 to the Sponsor, resulting in an overpayment of $10,321 that is recorded as a related party receivable as of December 31, 2025. The IPO Promissory Note was repaid in full and is no longer available to the Company as of December 31, 2025.

Due From Related Party

For the period from February 10, 2025 (inception) through December 31, 2025, the Company made payments on behalf of a related party totaling $5,089. This amount is recorded as a related party receivable along with the $10,321 recorded as an overpayment for the IPO Promissory Note balance at the closing of the Initial Public Offering, resulting in a due from related party balance of $15,410 as of December 31, 2025.

Administrative Services Agreement

Commencing on June 13, 2025, the Company entered into an agreement with Blue Holdings Management LLC, (“BHM”) the managing member of the Sponsor, to pay an aggregate of $5,000 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the period from February 10, 2025 (inception) through December 31, 2025, the Company recorded $32,833 to administrative services fee – related party on the accompanying statement of operations, and has paid $27,833 as of December 31, 2025, resulting in an accrual of $5,000 to administrative services fee payable – related party on the accompanying balance sheet.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, BHM or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company will repay such Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of December 31, 2025, the Company did not have any borrowings under any Working Capital Loans.

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

Registration Rights

The holders of (i) Founder Shares, (ii) Private Placement Units (and their underlying securities), (iii) units that may be issued upon conversion of any Working Capital Loans (and their underlying securities), if any, (iv) the Representative Shares, (v) any Class A Ordinary Shares issuable upon conversion of the Founder Shares and (vi) any Class A Ordinary Shares held by the holders of the Founder Shares prior to our Initial Public Offering, including our Sponsor, at the completion of the Initial Public Offering or acquired prior to or in connection with the initial Business Combination, are entitled to registration rights pursuant to a registration rights agreement, dated June 12, 2025, which the Company entered into with the Sponsor, the Company’s officers and directors, and the other holders thereto. These holders are entitled to make up to three demands and have piggyback registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the Underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,625,000 Option Units to cover over-allotments, if any. On June 16, 2025, the Underwriters fully exercised their Over-Allotment Option.

The Underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or 4,025,000 in the aggregate, payable upon the closing of the Initial Public Offering. Additionally, the Underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering, $7,043,750 in the aggregate (the “Deferred Fee”). The Deferred Fee will be released to the Underwriters only on completion of an initial Business Combination. The Deferred Fee will be payable as follows: (i) $0.20 per Public Unit sold in the Initial Public Offering shall be paid to the Underwriters in cash, and (ii) $0.15 per Public Unit sold in the Initial Public Offering shall be paid to the Underwriters in cash based on the funds remaining in the Trust Account after giving effect to Public Shares that are redeemed in connection with an initial Business Combination.

Representative Shares

The Company issued to the Underwriters and/or their designees 175,000 Ordinary Shares (the “Representative Shares”) upon the consummation of the Initial Public Offering. The Company accounted for the Representative Shares as a cost of the Initial Public Offering, resulting in a charge directly to shareholders’ equity. The Underwriters (and any of their designees to whom the Representative Shares are issued) agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of a Business Combination. In addition, the Representative Shares are be deemed to be underwriting compensation by the Financial Industry Regulatory Authority, Inc. (“FINRA”) pursuant to FINRA Rule 5110 and are, accordingly, subject to certain transfer restrictions or a period of 180 days beginning on the date of commencement of sales of the Public Units in the Initial Public Offering.

Furthermore, the Underwriters agreed (and any of their designees to whom the Representative Shares are issued agree) (i) to waive its redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of our initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period. In addition, the Representative Shares are not transferable, assignable or saleable until 30 days after the completion of the initial Business Combination (except with respect to permitted transferees as described in the IPO Registration Statement).

Note 8 — Shareholder’s Deficit

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of December 31, 2025 there were 767,250 Class A Ordinary Shares issued and outstanding, excluding 20,125,000 shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. On February 20, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, through payments of offering costs and expenses on the Company’s behalf, for which the Company issued 6,059,925 Founder Shares to the Sponsor. In May 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 1,009,988 Founder Shares resulting in an aggregate of 7,069,913 Founder Shares outstanding to the Sponsor, resulting in a price per share of approximately $0.004 per share. All share and per-share amounts have been retroactively restated to reflect the share capitalization. As of December 31, 2025, there were 7,069,913 Class B Ordinary Shares issued and outstanding.

The Founder Shares will automatically convert into Class A Ordinary Shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 26% of the sum of (i) the total number of all Ordinary Shares outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the Over-Allotment Option and excluding the securities underlying the Private Placement Units and the Class A Ordinary Shares underlying the Private Placement Rights issued to the Sponsor), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent rights issued to the Sponsor, BHM, certain of the Company’s officers or directors, or any of their respective affiliates upon conversion of working capital loans) minus (iii) any redemptions of Public Shares by Public Shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Except as set forth below, holders of record of the Ordinary Shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Articles or as required by the Companies Act (As Revised) of the Cayman Islands or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Articles, which requires the affirmative vote of at least a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting (a “Special Resolution”), and pursuant to the Amended and Restated Articles, such actions include amending the Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the Ordinary Shares voted for the appointment of directors can appoint all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B Ordinary Shares (i) have the right to vote on the appointment and removal of directors and (ii) are entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any Special Resolution required to amend the Amended and Restated Articles or to adopt new constitutional documents, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A Ordinary Shares are not entitled to vote on these matters during such time. These provisions of the Amended and Restated Articles may only be amended if approved by a Special Resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Right will automatically receive one tenth (1/10) of one Class A Ordinary Share upon consummation of the initial Business Combination. In the event the Company is not the surviving Company upon completion of the initial Business Combination, each holder of a Right will be required to affirmatively convert its Rights in order to receive the one tenth (1/10) of one Class A Ordinary Share underlying each Right upon consummation of the Business Combination. The Company will not issue fractional shares in connection with an exchange of Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands law. As a result, a shareholder of the Company must hold Rights in multiples of 10 in order to receive shares for all of his or her Rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the Combination Period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights and the Rights will expire worthless.

Note 9 — Fair Value Measurements

At December 31, 2025, the Company’s marketable securities held in the Trust Account were valued at $205,642,100. The marketable securities held in the Trust Account must be recorded on the accompanying balance sheet at fair value and are subject to remeasurement at each balance sheet date. With each remeasurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents the fair value information, as of December 31, 2025, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s marketable securities held in the Trust Account are based on dividend and interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2025
Assets:
Cash and marketable securities held in Trust Account	$205,642,100	$—	$—

The fair value of the Public Rights was $4,361,306, or $0.23 per Public Rights as of June 16, 2025, the date of the consummation of the Initial Public Offering. The fair value of the Public Rights is classified within Level 3 of the fair value hierarchy. The Public Rights have been classified within shareholders’ equity and do not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Rights:

June 16, 2025
Implied Ordinary Share price	$9.77
Probability of acquisition	60%
Calculated value per Public Right	$0.23

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after December 31, 2025, the balance sheet date, through the date that the accompanying financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying financial statements.

EXHIBIT INDEX

No.	Description of Exhibit
1	Underwriting Agreement, dated June 12, 2025, by and between the Company and BTIG, as representative of the Underwriters. (2)
2	Business Combination Agreement, dated as of November 19, 2025, by and among the Company., Blockfusion, Pubco and the Merger Subs.+ † (3)
3	Amended and Restated Memorandum and Articles of Association of the Company. (2)
4.1	Form of Specimen Unit Certificate. (1)
4.2	Form of Specimen Class A Ordinary Share Certificate. (1)
4.3	Form of Specimen Share Right Certificate (see Exhibit A to Exhibit 4.4). (1)
4.4	Share Rights Agreement, dated June 12, 2025, by and between the Company and Continental. (2)
4.5	Description of Registered Securities.*
10.1	Promissory Note, dated February 20, 2025, issued to the Sponsor. (1)
10.2	Securities Subscription Agreement, dated February 20, 2025, by and between the Company and the Sponsor. (1)
10.3	Investment Management Trust Agreement, dated June 12, 2025, by and between the Company and Continental. (2)
10.4	Registration Rights Agreement, dated June 12, 2025, by and among the Company, the Sponsor, BTIG, Roberts & Ryan and the other parties signatory thereto. (2)
10.5	Private Placement Units Purchase Agreement, dated June 12, 2025, between the Company and the Sponsor. (2)
10.6	Private Placement Units Purchase Agreement, dated June 12, 2025, between the Company, BTIG and Roberts & Ryan. (2)
10.7	Letter Agreement, dated June 12, 2025, by and among the Company, Sponsor and each of the officers, directors and advisors of the Company, and the other parties signatory thereto. (2)
10.8	Form of Indemnity Agreement. (2)
10.9	Administrative Services Agreement, dated June 12, 2025, between the Company and Blue Holdings Management LLC. (2)
10.10	Form of Company Support Agreement, dated as of November 19, 2025, by and among the Company, Blockfusion and the holders party thereto.+ † (3)
10.11	Form of Lock-Up Agreement, dated as of November 19, 2025, by and among the Company, Pubco and the holders party thereto. (3)
10.12	Insider Letter Amendment, dated as of November 19, 2025, by and among the Company, the Sponsor, BTIG, Pubco and the other parties thereto. (3)
10.13	Form of Non-Competition and Non-Solicitation Agreement, dated as of November 19, 2025, by and among the Company, Blockfusion, Pubco and the holders party thereto. † (3)
10.14	Form of Amended and Restated Registration Rights Agreement. (3)
14	Code of Business Conduct and Ethics, adopted June 6, 2025.(1)
19	Insider Trading Policies and Procedures,, adopted June 6, 2025.*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Executive Compensation Clawback Policy, adopted June 6, 2025.*
99.1	Audit Committee Charter. (1)
99.2	Compensation Committee Charter. (1)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
+	The exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of all omitted exhibits and schedules upon its request.
†	Certain personally identifiable information has been omitted from this Exhibit pursuant to Item 601(a)(6) of Regulation S-K.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-287281), filed with the SEC on May 14, 2025.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 17, 2025.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 19, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 19, 2026	BLUE ACQUISITION CORP.

	By:	/s/ Ketan Seth
	Name:	Ketan Seth
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Ketan Seth	Chief Executive Officer and Director	February 19, 2026
Ketan Seth	(Principal Executive Officer)

/s/ David Bauer	Chief Financial Officer and Director	February 19, 2026
David Bauer	(Principal Financial and Accounting Officer)

/s/ General (Retired) Wesley Clark	Non-Executive Chairman of the Board	February 19, 2026
General (Retired) Wesley Clark

/s/ Kenneth Moritsugu	Director	February 19, 2026
Kenneth Moritsugu

/s/ Nadim Qureshi	Director	February 19, 2026
Nadim Qureshi

/s/ Dario Dino Ferrari	Director	February 19, 2026
Dario Dino Ferrari