Form 10-Q
period 2026-06-30
Blue Acquisition Corp/Cayman
filed 2026-08-11
CIK 2059654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 11, 2026, there were 20,892,250 Class A Ordinary Shares, par value $0.0001 per share, and 7,069,913 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

BLUE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I – FINANCIAL INFORMATION		1
Item 1.	Financial Statements.	1
	Condensed Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	1
	Unaudited Condensed Statements of Operations for the Three and Six Months ended June 30, 2026, for the Three Months ended June 30, 2025 and for the Period from February 10, 2025 (Inception) through June 30, 2025	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Six Months ended June 30, 2026 and for the Period from February 10, 2025 (Inception) through June 30, 2025	3
	Unaudited Condensed Statements of Cash Flows for the Six Months ended June 30, 2026 and for the Period from February 10, 2025 (Inception) through June 30, 2025	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk.	28
Item 4.	Controls and Procedures.	29
PART II – OTHER INFORMATION		30
Item 1.	Legal Proceedings.	30
Item 1A.	Risk Factors.	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	30
Item 3.	Defaults Upon Senior Securities.	31
Item 4.	Mine Safety Disclosures.	31
Item 5.	Other Information.	31
Item 6.	Exhibits.	31
SIGNATURES		32

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on February 19, 2026;

●	“2025 First Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, as filed with the SEC on August 4, 2025;

●	“2025 Second Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the SEC on August 12, 2025;

●	“2026 First Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, as filed with the SEC on May 11, 2026;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated June 12, 2025, which we entered into with BHM (as defined below), the managing member of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“BHM” are to Blue Holdings Management LLC, the managing member of our Sponsor;

●	“Blockfusion” are to Blockfusion USA, Inc., a Delaware corporation, together with its successors;

●	“Blockfusion BCA” are to the Business Combination Agreement, dated November 19, 2025, as amended by the Blockfusion BCA First Amendment (as defined below), Blockfusion BCA Second Amendment (as defined below), Blockfusion BCA Third Amendment (as defined below) and Blockfusion BCA Fourth Amendment (as defined below), which we entered into with (i) Blockfusion, (ii) Pubco (as defined below) and (iii) the Merger Subs (as defined below);

●	“Blockfusion BCA First Amendment” are to the First Amendment to the Business Combination Agreement, dated as of March 19, 2026, which we entered into with (i) Blockfusion, (ii) Pubco and (iii) the Merger Subs;

●	“Blockfusion BCA Second Amendment” are to the Second Amendment to the Business Combination Agreement, dated as of May 6, 2026, which we entered into with (i) Blockfusion, (ii) Pubco and (iii) the Merger Subs;

●	“Blockfusion BCA Third Amendment” are to the Third Amendment to the Business Combination Agreement, dated as of June 30, 2026, which we entered into with (i) Blockfusion, (ii) Pubco and (iii) the Merger Subs;

●	“Blockfusion BCA Fourth Amendment” are to the Fourth Amendment to the Business Combination Agreement, dated as of July 31, 2026, which we entered into with (i) Blockfusion, (ii) Pubco and (iii) the Merger Subs;

●	“Blockfusion Business Combination” are to the transactions contemplated by the Blockfusion BCA and the related ancillary documents, collectively;

●	“Blockfusion Registration Statement” are to the Registration Statement on Form S-4 in connection with the Blockfusion Business Combination, which was initially filed by Pubco and Blockfusion with the SEC on December 8, 2025 (File No. 333-291994), as amended, and includes a preliminary proxy statement/prospectus of our Company;

●	“Board of Directors” or “Board” are to our board of directors;

●	“BTIG” are to BTIG, LLC, the representative of the Underwriters (as defined below);

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Certifying Officer” are to our Interim Chief Executive Officer and Chief Financial Officer;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Closing” are to the consummation of the Blockfusion Business Combination;

●	“Combination Period” are to (i) the 21-month period, from the closing of the Initial Public Offering (as defined below) to March 16, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Blue Acquisition Corp., a Cayman Islands exempted company;

●	“Company Merger” are to the merger of Company Merger Sub with and into Blockfusion, with Blockfusion continuing as the surviving entity;

●	“Company Merger Sub” are to Atlas Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Rights (as defined below);

●	“Deferred Fee” are to the additional fee of 3.5% of the gross proceeds of the Initial Public Offering (or $7,043,750) to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Initial Shareholders (as defined below) prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof as described in the IPO Registration Statement (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on June 16, 2025;

●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering, including our Sponsor;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on February 20, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on May 14, 2025, as amended, and declared effective on June 12, 2025 (File No. 333-287281);

●	“Letter Agreement” are to the Letter Agreement, dated June 12, 2025, which we entered into with our Sponsor, directors and officers and a certain advisor;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Merger Subs” are to Company Merger Sub and SPAC Merger Sub (as defined below), together;

●	“Mergers” are to the Company Merger and the SPAC Merger (as defined below), together;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 2,625,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 2,625,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor, BTIG and Roberts & Ryan (as defined below) in the Private Placement;

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor, BTIG and Roberts & Ryan in the Private Placement;

●	“Private Placement Units” are to the units purchased by our Sponsor, BTIG and Roberts & Ryan in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated June 12, 2025, which we entered into with our Sponsor and (ii) Private Placement Units Purchase Agreement, dated June 12, 2025, which we entered into with BTIG and Roberts & Ryan, together;

●	“Pubco” are to Blockfusion Digital Infrastructure, Inc., a Delaware corporation (f/k/a Blockfusion Data Centers, Inc.);

●	“Public Rights” are to the rights included as part of the Public Units, which grant the holder the right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of the Business Combination;

●	“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders and Management Team to the extent our Initial Shareholders and/or the members of our Management Team purchase Public Shares, provided that each Initial Shareholder’s and member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one Public Right;

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated June 12, 2025, which we entered into with the Initial Shareholders, BTIG, Roberts & Ryan and the other holders party thereto;

●	“Representative Shares” are to the 175,000 Class A Ordinary Shares purchased by the Underwriters, or their designees, prior to the commencement of the Initial Public Offering for a purchase price of $175, or $0.001 per share;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026;

●	“Rights” are to the Private Placement Rights and the Public Rights, together;

●	“Roberts & Ryan” are to Roberts & Ryan, Inc., a co-manager of the Initial Public Offering;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“SPAC Merger” are to the merger of SPAC Merger Sub with and into our Company, with our Company continuing as the surviving entity;

●	“SPAC Merger Sub” are to Atlas I Merger Sub, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco;

●	“Sponsor” are to Blue Holdings Sponsor LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $201,250,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated June 12, 2025, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated June 12, 2025, which we entered into with BTIG, as the representative of the Underwriters;

●	“Units” are to the Private Placement Units and the Public Units, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Initial Shareholders or an affiliate of the Initial Shareholders or certain of our directors and officers may, but are not obligated to, loan us.

v

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current Assets:
Cash	$201,861	$560,813
Prepaid expenses - current	114,474	82,032
Due from related party	9,718	15,410
Total Current Assets	326,053	658,255
Non-current Assets:
Cash and marketable securities held in Trust Account	209,286,528	205,642,100
Prepaid expenses – non-current	—	33,699
Total Non-current Assets	209,286,528	205,675,799
TOTAL ASSETS	$209,612,581	$206,334,054

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$183,149	$107,053
Accrued expenses	2,114,838	962,012
Administrative services fee payable	—	5,000
Total Current Liabilities	2,297,987	1,074,065
Non-current Liabilities:
Deferred underwriter fee liability	7,043,750	7,043,750
Total Non-current Liabilities	7,043,750	7,043,750
TOTAL LIABILITIES	9,341,737	8,117,815

Commitments and Contingencies (Note 7)

Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 20,125,000 shares issued and outstanding at redemption value	209,286,528	205,642,100

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 767,250 shares issued and outstanding (excluding 20,125,000 shares subject to possible redemption)	77	77
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 7,069,913 shares issued and outstanding	707	707
Additional paid-in capital	—	—
Accumulated deficit	(9,016,468)	(7,426,645)
Total Shareholders’ Deficit	(9,015,684)	(7,425,861)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$209,612,581	$206,334,054

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended	For the Period From February 10, 2025 (Inception) Through
	June 30,		June 30,	June 30,
	2026	2025	2026	2025
Operating expenses:
Formation, general and administrative expenses	$89,608	$53,824	$98,115	$115,640
Legal and accounting expenses	754,216	16,782	1,390,317	16,782
Administrative services fee – related party	15,000	2,333	30,000	2,333
Listing fees	21,250	—	42,033	—
Insurance expense	18,699	3,493	37,192	3,493
Total operating expenses	898,773	76,432	1,597,657	138,248
Loss from operations	(898,773)	(76,432)	(1,597,657)	(138,248)

Other income:
Income earned on cash and marketable securities held in Trust Account	1,836,231	321,137	3,644,428	321,137
Interest income on operating account	2,983	709	7,834	739
Other income	1,839,214	321,846	3,652,262	321,876
Net income	$940,441	$245,414	$2,054,605	$183,628

Weighted average shares outstanding of redeemable Class A Ordinary Shares	20,125,000	3,096,154	20,125,000	1,998,227

Basic and diluted net income per Ordinary Share, redeemable Class A Ordinary Shares	$0.06	$1.70	$0.12	$2.63

Weighted average shares outstanding of non-redeemable Class A and Class B Ordinary Shares	7,837,163	6,610,815	7,837,163	6,415,464

Basic and diluted net loss per share, non-redeemable Class A and Class B Ordinary Shares	$(0.03)	$(0.76)	(0.06)	$(0.79)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	767,250	$77	7,069,913	$707	$—	$(7,426,645)	$(7,425,861)
Accretion of Class A Ordinary Shares to redemption value	—	—	—	—	—	(1,808,197)	(1,808,197)
Net income	—	—	—	—	—	1,114,164	1,114,164
Balance – March 31, 2026	767,250	77	7,069,913	707	—	(8,120,678)	(8,119,894)
Accretion of Class A Ordinary Shares to redemption value	—	—	—	—	—	(1,836,231)	(1,836,231)
Net income	—	—	—	—	—	940,441	940,441
Balance – June 30, 2026	767,250	$77	7,069,913	$707	$—	$(9,016,468)	$(9,015,684)

FOR THE PERIOD FROM FEBRUARY 10, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – February 10, 2025 (inception)	—	$—	—	$—	$—	$—	$—
Class B Ordinary Shares issued to Sponsor(1)(2)	—	—	7,069,913	707	24,293	—	25,000
Contribution for purchase of Private Placement Units	—	—	—	—	100,000	—	100,000
Net loss	—	—	—	—	—	(61,786)	(61,786)
Balance – March 31, 2025	—	—	7,069,913	707	124,293	(61,786)	(63,214)
Issuance of Class A Ordinary Shares in Initial Public Offering	—	—	—	—	4,361,306	—	4,361,306
Sale of Private Placement Units	592,250	59	—	—	5,822,441	—	5,822,500
Sale of Representative Shares	175,000	18	—	—	1,749,982	—	1,749,999
Accretion of Class A Ordinary Shares to redemption value	—	—	—	—	(12,058,022)	(5,887,082)	(17,945,104)
Net income	—	—	—	—	—	245,414	245,414
Balance – June 30, 2025	767,250	$77	7,069,913	$707	$—	$(5,703,454)	$(5,702,670)

(1)	Includes up to 790,425 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters.
(2)	In May 2025, the Company effected a share capitalization for an additional 1,009,988 Class B Ordinary Shares, resulting in 7,069,913 Class B Ordinary Shares outstanding. All share and per-share amounts have been retroactively restated to reflect such share capitalization.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2026	For the Period from February 10, 2025 (inception) through June 30, 2025
Cash Flows from Operating Activities:
Net income	$2,054,605	$183,628
Adjustments to reconcile net income to net cash used in operating activities:
Formation, general and administrative expenses paid by Sponsor under IPO Promissory Note – related party	—	1,089
Income earned on cash and marketable securities held in Trust Account	(3,644,428)	(321,137)
Changes in operating assets and liabilities:
Prepaid expenses	1,257	(128,539)
Due from related party	5,692	—
Accounts payable	76,096	47,376
Accrued expenses	1,152,826	8,505
Administrative services fee payable – related party	(5,000)	2,333
Net cash used in operating activities	(358,952)	(206,745)

Cash Flows from Investing Activities:
Contributions for purchase of Private Placement Units	—	(201,250,000)
Net cash used in by investing activities	—	(201,250,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class A Ordinary Shares	—	201,250,000
Proceeds from sale of Private Placement Units	—	5,922,500
Payment of underwriting fees and reimbursements	—	(4,100,000)
Payment of IPO Promissory Note - related party	—	(193,236)
Due from related party, net	—	(10,321)
Excess cash contribution recorded under IPO Promissory Note - related party	—	167,147
Payment of offering costs	—	(343,913)
Net cash provided by financing activities	—	202,692,177

Net Change in Cash	(358,952)	1,235,432
Cash – Beginning of period	560,813	—
Cash – End of period	$201,861	$1,235,432

Supplemental Non-Cash Investing and Financing Activities:
Prepaid expenses paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$25,000
Deferred offering costs paid by Sponsor under IPO Promissory Note - related party	$—	$25,000
Initial fair value of Class A Ordinary Shares subject to possible redemption	$—	$183,626,033
Remeasurement of shares subject to possible redemption	$3,644,428	$17,945,104

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from February 10, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for and consummating a Business Combination, including the Blockfusion Business Combination (as defined and described below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 14, 2025 (File No. 333-287281), was declared effective on June 12, 2025 (as amended, the “IPO Registration Statement”). On June 16, 2025, the Company consummated the initial public offering of 20,125,000 units (the “Public Units”), which included the full exercise by the several underwriters of the Initial Public Offering (the “Underwriters”) of the Over-Allotment Option (as defined in Note 7) in the amount of 2,625,000 units (the “Option Units”), at $10.00 per Public Unit, generating gross proceeds of $201,250,000 (the “Initial Public Offering”). Each Public Unit consists of one Class A ordinary share, par value $0.0001 per share, of the Company (each, a “Class A Ordinary Share” and with respect to the Class A Ordinary Shares included in the Public Units, the “Public Shares”) and one right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of the initial Business Combination (each, a “Public Right”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 592,250 units (the “Private Placement Units” and, together with the Public Units, the “Units”) at a price of $10.00 per Private Placement Unit, in a private placement to (i) the Company’s sponsor, Blue Holdings Sponsor LLC (the “Sponsor”), (ii) BTIG, LLC,  a representative of the Underwriters (“BTIG”) and (iii) Roberts & Ryan, Inc., a co- manager of the Initial Public Offering (“Roberts & Ryan”), generating gross proceeds of $5,922,500 (the “Private Placement”). Of those 592,250 Private Placement Units, (x) the Sponsor purchased 391,000 Private Placement Units and (y) BTIG and Roberts & Ryan purchased 201,250 Private Placement Units. Each Private Placement Unit consists of one Class A Ordinary Share (each, a “Private Placement Share”) and one right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of an initial Business Combination (collectively, the “Private Placement Rights” and together with the Public Rights, the “Rights”).

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

The Business Combination must be consummated with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of the Deferred Fee held and taxes payable, if any, on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Following the closing of the Initial Public Offering, on June 16, 2025, an amount of $201,250,000 ($10.00 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement, was placed in a trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”), acting as trustee. The funds are initially held in cash, including demand deposit accounts at a bank, or invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on Management’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

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

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any, but without deduction for any excise or similar tax that may be due or payable), divided by the number of then outstanding Public Shares, subject to the limitations. The per share amount in the Trust Account was $10.40 per Public Share as of June 30, 2026. The Ordinary Shares (as defined in Note 2) subject to possible redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the Trust Account assets, less taxes payable, if any, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot provide any assurance that the Sponsor will be able to satisfy those obligations.

Blockfusion Business Combination

On November 19, 2025, the Company entered into a business combination agreement (as amended, the “Blockfusion BCA”) with (i) Blockfusion USA, Inc., a Delaware corporation (“Blockfusion”), (ii) Blockfusion Digital Infrastructure, Inc., a Delaware corporation (f/k/a Blockfusion Data Centers, Inc.) (“Pubco”), (iii) Atlas I Merger Sub, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco (“SPAC Merger Sub”) and (iv) Atlas Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“Company Merger Sub”).

Pursuant to the Blockfusion BCA and subject to the terms and conditions set forth therein, (i) on or prior to the closing (the “Closing,” and the date and time of the Closing, the “Closing Date”) of the transactions contemplated by the Blockfusion BCA (the “Blockfusion Business Combination”), the holders of Company Series Seed Preferred Stock (as defined in the Blockfusion BCA) and Series A Preferred Stock (as defined in the Blockfusion BCA) shall convert all of their issued and outstanding shares of Company Preferred Stock (as defined in the Blockfusion BCA) for shares of Company Series A Common Stock, par value $0.0001 per share, and Company Series B Common Stock, par value $0.0001 per share, at the applicable conversion ratio (including any accrued or declared but unpaid dividends) as set forth in Blockfusion’s second amended and restated certificate of incorporation, as currently in effect, (ii) and on the Closing Date, (A) SPAC Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity (the “SPAC Merger”) and, as a result of which, each of the Company’s issued and outstanding securities immediately prior to the effective time of the SPAC Merger shall no longer be outstanding and shall automatically be cancelled in exchange for which the Company’s security holders shall receive substantially equivalent securities of Pubco, and (B) Company Merger Sub will merge with and into Blockfusion, with Blockfusion continuing as the surviving entity (the “Company Merger,” and together with the SPAC Merger, the “Mergers”), and as a result of which each issued and outstanding security of Blockfusion immediately prior to the effective time of the Company Merger shall no longer be outstanding and shall automatically be cancelled in exchange for which the security holders of Blockfusion shall receive shares of common stock, par value $0.0001 per share, of Pubco, with holders of Company Series B Shares receiving shares of Pubco Class B common stock, par value $0.0001 per share, which will have the same economic rights as the Pubco Class A Shares (as defined in the Blockfusion BCA), but will have the right to 20 votes per share for such Company Class B Shares (as defined in the Blockfusion BCA) and holders of Company Series A Shares (as defined in the Blockfusion BCA) receiving Pubco Class A Shares for such Company Series A Shares. As a result of the Mergers and the other transactions of the Blockfusion Business Combination, the Company and Blockfusion will become wholly-owned subsidiaries of Pubco, all upon the terms and subject to the conditions set forth in the Blockfusion BCA, and Pubco will become a publicly traded company.

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

On March 19, 2026, the Company entered into the first amendment to the Blockfusion BCA with (i) Blockfusion, (ii) Pubco and (iii) the Merger Subs, which amends the Blockfusion BCA to: (i) increase the number of Pubco Class A Shares that will be available for issuance under the post-Closing incentive plan from five percent (5%) of the aggregate number of shares of Pubco Common Stock (as defined in the Blockfusion BCA) issued and outstanding immediately after the Closing to eight percent (8%) of the aggregate number of shares of Pubco Common Stock issued and outstanding immediately after the Closing, and (ii) increase the size of the Post-Closing Pubco Board (as defined in the Blockfusion BCA) from seven (7) members to nine (9) members.

On May 6, 2026, the Company entered into the second amendment to the Blockfusion BCA with (i) Blockfusion, (ii) Pubco and (iii) the Merger Subs, which amends the Blockfusion BCA to: (i) increase the post-Closing incentive plan from eight percent (8%) of the aggregate number of shares of Pubco Common Stock issued and outstanding immediately after the Closing to twelve percent (12%) of the aggregate number of shares of Pubco Common Stock issued and outstanding immediately after the Closing, (ii) amend the listing exchange requirements for the Pubco Class A Shares upon the Closing, and (iii) extend the Outside Date (as defined in the Blockfusion BCA).

On June 30, 2026, the Company entered into the third amendment to the Blockfusion BCA with (i) Blockfusion, (ii) Pubco and (iii) the Merger Subs, which amends the Blockfusion BCA to: (i) add an earnout provision for the potential issuance of up to an aggregate maximum amount of 9,250,000 Pubco Class A Shares to certain Blockfusion stockholders (the “Earnout Participants”) based on the Pubco Class A Shares meeting certain price thresholds during the period beginning on the Closing Date and ending on the date that is thirty-six (36) months after the Closing Date (the “Earnout Period”), and (ii) decrease the size of the post-closing Pubco board of directors from nine (9) members to seven (7) members. The Earnout Shares (as defined in the Blockfusion BCA), if issued, will be allocated among the Earnout Participants on a pro rata basis based on their respective ownership of the Merger Consideration received at Closing. Ten percent (10%) of the Earnout Shares issued to the Earnout Participants may be assigned, transferred or otherwise delivered to third parties assisting with Blockfusion’s transitioning of its business model to support AI training and inference workloads and other HPC applications. The third amendment to the Blockfusion BCA also provides, among other things, that the Earnout Shares will be issued in five tranches upon the achievement of certain price targets based upon the volume weighted average price of the Pubco Class A Shares, or upon a change of control of Pubco for an implied per share price that meets the applicable price target.

For more information regarding the Blockfusion BCA and the proposed Blockfusion Business Combination, see (i) Note 10 below, (ii) Item 1 “Business” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on February 19, 2026 (the “2025 Annual Report”), (iii) the registration statement on Form S-4, which includes a preliminary proxy statement/prospectus of the Company, filed in connection with the Blockfusion Business Combination and which was initially filed by Pubco and Blockfusion with the SEC on December 8, 2025, as amended from time to time (File No. 333-291994), and (iv) the other filings that the Company and Pubco may make from time to time with the SEC.

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Liquidity, Capital Resources and Going Concern

As of June 30, 2026 and December 31, 2025, the Company had $201,861 and $560,813 cash, respectively, and a working capital deficit of $1,971,934 and $415,809, respectively. The Company’s liquidity needs through June 30, 2026 have been satisfied through (i) a payment from the Sponsor of $25,000 in exchange for issuance of the Founder Shares (see Note 6), (ii) a loan pursuant to the IPO Promissory Note (as defined in Note 6) and (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” Management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited condensed financial statements are issued, as it expects to continue to incur significant costs in pursuit of its acquisition plans, including the consummation of the Blockfusion Business Combination. Although no formal agreement exists, the Sponsor, certain directors and officers, or any of their respective affiliates may, but are not obligated to, extend Working Capital Loans (as defined in Note 6), as needed. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Combination Period, then it will cease all operations except for the purpose of liquidating. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that the accompanying unaudited condensed financial statements were issued. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities in the accompanying unaudited condensed financial statement should the Company be required to liquidate after March 16, 2027. There can be no assurance that the Company’s plans to raise capital or to consummate an initial Business Combination, including the Blockfusion Business Combination, will be successful.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10 Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the (i) IPO Registration Statement and (ii) 2025 Annual Report. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. The accompanying unaudited condensed financial statements have not been impacted by Section 102(b)(1) of the JOBS Act as of June 30, 2026.

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $201,861 and $560,813 cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Cash Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $209,286,528 and $205,642,100, respectively, were held in marketable securities.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of FASB ASC Topic 340-10-S99, “Accounting for Offering Costs,” and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Public Shares and Public Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Rights and then to the Public Shares. Offering costs allocated to Public Shares were charged to temporary equity, and offering costs allocated to Public Rights and Private Placement Units were charged to shareholders’ equity as the Rights, after Management evaluated that the Public Rights and Private Placement Units should be accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to its short-term nature.

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

“Fair value” is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	“Level 1,” defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	“Level 2,” defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	“Level 3,” defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Net Income (Loss) Per Ordinary Share

The Company has two classes of Ordinary Shares: Non-Redeemable Shares (as defined below) and Redeemable Shares (as defined below). “Non-Redeemable Shares” do not have redemption rights to the amounts held in the Trust Account, and consist of the (i) Private Placement Shares and (ii) Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares,” and together with the Class A Ordinary Shares, the “Ordinary Shares”). “Redeemable Shares” have redemption rights to the amounts held in the Trust Account and consist of the Public Shares.

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The accompanying unaudited statements of operations includes a presentation of income (loss) per Redeemable Shares and income (loss) per Non-Redeemable Shares following the two-class method of income (loss) per Ordinary Shares. In order to determine the net income (loss) attributable to both the Redeemable Shares and Non- Redeemable Shares, the Company first considered the total income allocable to both classes of Ordinary Shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A Ordinary Shares subject to possible redemption was treated as dividends paid to the Public Shareholders. Subsequent to calculating the total income (loss) allocable to both classes of Ordinary Shares, the Company split the amount to be allocated using the weighted average shares outstanding ratio for the Redeemable Shares and for the Non- Redeemable Shares for the three and six months ended June 30, 2026.

The Company has not considered the effect of the 2,012,500 Class A Ordinary Shares underlying the Public Rights or 59,225 Class A Ordinary Shares underlying the Private Placement Rights in the calculation of diluted net income (loss) per share, since the exercise of such Rights are contingent upon the occurrence of future events and the inclusion of such Rights would be anti-dilutive.

The following tables presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per Ordinary Share for each class of Ordinary Shares for the three months ended June 30, 2026:

For the Three Months Ended June 30,
2026
Net income	$940,441
Less: Remeasurement of Class A Ordinary Shares to redemption value	(1,836,231)
Net loss including accretion of Class A Ordinary Shares to redemption value	$(895,790)

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

	For the Three Months Ended
	June 30, 2026
	Non-redeemable Class A and	Redeemable
	Class B	Class A
	Ordinary Shares	Ordinary Shares
Total number of Ordinary Shares	7,837,163	20,125,000
Ownership percentage	28%	72%

Net income allocated by class	$263,584	$676,857

Less: Remeasurement of Class A Ordinary Shares to redemption value based on ownership percentage	(514,654)	(1,321,577)
Plus: Accretion applicable to remeasurement of redeemable Class A Ordinary Shares to redemption value	—	1,836,231
Total (loss) income based on ownership percentage	$(251,070)	$1,191,511

Weighted average Ordinary Shares outstanding	7,837,163	20,125,000
Basic and diluted net (loss) income per Ordinary Share	$(0.03)	$0.06

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per Ordinary Share for each class of Ordinary Shares for the six months ended June 30, 2026:

For the Six Months Ended June 30,
2026
Net income	$2,054,605
Less: Remeasurement of Class A Ordinary Shares to redemption value	(3,644,428)
Net loss including accretion of Class A Ordinary Shares to redemption value	$(1,589,823)

	For the Six Months Ended
	June 30, 2026
	Non-redeemable Class A and	Redeemable
	Class B	Class A
	Ordinary Shares	Ordinary Shares
Total number of Ordinary Shares	7,837,163	20,125,000
Ownership percentage	28%	72%

Net income allocated by class	$575,859	$1,478,746

Less: Remeasurement of Class A Ordinary Shares to redemption value based on ownership percentage	(1,021,451)	(2,622,977)
Plus: Accretion applicable to remeasurement of redeemable Class A Ordinary Shares to redemption value	—	3,644,427
Total (loss) income based on ownership percentage	$(445,592)	$2,500,196

Weighted average Ordinary Shares outstanding	7,837,163	20,125,000
Basic and diluted net (loss) income per Ordinary Share	$(0.06)	$0.12

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per Ordinary Share for each class of Ordinary Shares for the three months ended June 30, 2025:

For the Three Months Ended
June 30, 2025
Net income	$245,414
Less: Remeasurement of Class A Ordinary Shares to redemption value	(17,945,104)
Net loss including accretion of Class A Ordinary Shares to redemption value	$(17,699,690)

	For the Three Months Ended
	June 30, 2025
	Non-redeemable Class A and	Redeemable shares
	Class B	Class A
	Ordinary shares	Ordinary shares
Total number of Ordinary Shares	7,837,163	20,125,000
Ownership percentage	28%	72%

Net income allocated by class	$21,767	$223,647

Less: Remeasurement of Class A Ordinary Shares to redemption value based on ownership percentage	(5,029,608)	(12,915,496)
Plus: Accretion applicable to remeasurement of redeemable Class A Ordinary Shares to redemption value	—	17,945,104
Total (loss) income based on ownership percentage	$(5,007,841)	$5,253,255

Weighted average Ordinary Shares outstanding	6,610,815	3,096,154
Basic and diluted net (loss) income per Ordinary Share	$(0.76)	$1.70

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per Ordinary Share for each class of Ordinary Shares for the period from February 10, 2025 (inception) through June 30, 2025:

For the Period from February 10, 2025 (inception) through
June 30, 2025
Net income	$183,628
Less: Remeasurement of Class A Ordinary Shares to redemption value	(17,945,104)
Net loss including accretion of Class A Ordinary Shares to redemption value	$(17,761,476)

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

	For the Period from February 10, 2025 (inception) through
	June 30, 2025
	Non-redeemable Class A and	Redeemable shares
	Class B	Class A
	Ordinary shares	Ordinary shares
Total number of Ordinary Shares	7,837,163	20,125,000
Ownership percentage	28%	72%

Net (loss) income allocated by class	$(40,020)	$223,648

Less: Remeasurement of Class A Ordinary Shares to redemption value based on ownership percentage	(5,029,608)	(12,915,496)
Plus: Accretion applicable to remeasurement of redeemable Class A Ordinary Shares to redemption value	—	17,945,104
Total (loss) income based on ownership percentage	$(5,069,628)	$5,253,256

Weighted average Ordinary Shares outstanding	6,415,464	1,998,227
Basic and diluted net (loss) income per Ordinary Share	$(0.79)	$2.63

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity,” the Company classifies Class A Ordinary Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of Redeemable Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of Redeemable Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. As of June 30, 2026, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

Gross proceeds from Initial Public Offering	$201,250,000
Less:
Proceeds allocated to Public Rights	(4,361,306)
Offering costs allocated to Class A Ordinary Shares subject to possible redemption	(13,262,661)
Plus:
Accretion of Class A Ordinary Shares subject to possible redemption	22,016,067
Class A Ordinary Shares subject to possible redemption at December 31, 2025	205,642,100
Plus:
Accretion of Class A Ordinary Shares subject to possible redemption	3,644,428
Class A Ordinary Shares subject to possible redemption at June 30, 2026	$209,286,528

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Rights

The Company accounts for the Rights issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the Rights under equity treatment at their assigned values.

Recent Accounting Standards

In December 2023, the FASB issued Accounting Standards Update (“ASU’) Topic 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and non-taxable or non-deductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024, and for interim periods for fiscal years beginning after December 15, 2025, with early adoption permitted. As a Cayman Island exempted company, the Company does not believe ASU 2023-09 will have a significant impact on the Company’s financial position, results of operations or cash flows. However, the Company would need to evaluate its impact in the event of the Company becoming domiciled in the United States following its initial Business Combination.

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

In April 2026, the FASB issued ASU Topic 2026-01, “Initial Measurement of Paid-in-Kind Dividends on Equity-Classified preferred Stock” (“ASU 2026-01”), which provides authoritative guidance on how an issuer should initially measure paid-in-kind (“PIK”) dividends on equity-classified preferred stock. ASU 2026-01 is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal year reporting periods. Early adoption is permitted in an interim or fiscal year reporting period in which financial statements have not yet been issued or made available for issuance. The Company does not believe ASU 2026-01 will have a significant impact on the Company’s financial position, results of operations or cash flows. However, the Company would need to evaluate its impact in the event the Company issues preference shares.

Management does not believe that there are any other recently issued, but not yet effective, accounting standards, which if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

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

Note 5 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the chief operating decision maker (the “CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, Management has determined that the Company only has one reportable segment.

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

	June 30, 2026	December 31, 2025
Cash	$201,861	$560,813
Cash and marketable securities held in the Trust Account	$209,286,528	$205,642,100
Total assets	$209,612,581	$206,334,054

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025
Operating loss	$(898,773)	$(76,432)
Income earned on cash and marketable securities held in the Trust Account	$1,836,231	$321,137
Net income	$940,441	$245,414

	For the Six Months Ended June 30, 2026	For the Period From February 10, 2025 (Inception) Through June 30, 2025
Operating loss	$(1,597,657)	$(138,248)
Income earned on cash and marketable securities held in the Trust Account	$3,644,428	$321,137
Net income	$2,054,605	$183,628

The CODM reviews operating loss to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews operating loss to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The CODM reviews income earned on cash and marketable securities held in Trust Account to monitor and project the amount of funds the Company has, or may have, to effect a Business Combination. Operating loss and income earned on cash and marketable securities held in Trust Account, as reported on the accompanying unaudited condensed statements of operations, are the significant segment information provided to the CODM on a regular basis. All other segment items included in net income are reported on the accompanying statements of operations and described within their respective disclosures.

The CODM reviews the position of cash available with the company to assess if the Company has sufficient resources available to discharge its liabilities and future obligations and to monitor the amount of funds the Company has to pursue its initial Business Combination. The CODM reviews the position of cash and marketable securities held in the Trust Account to monitor and project the amount of funds the Company has, or may have, to effect a Business Combination. Cash and cash and marketable securities held in Trust Account, as reported on the accompanying condensed balance sheets, are the significant segment information provided to the CODM on a regular basis. All other segment items included in total assets are reported on the accompanying condensed balance sheets and described within their respective disclosures.

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The Founder Shares are designated as Class B Ordinary Shares and, except as described below, are identical to the Class A Ordinary Shares included in the Units, and holders of Founder Shares have the same shareholder rights as Public Shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights; (iii) the Sponsor and the Company’s officers and directors and a certain advisor have entered into the Letter Agreement with us, pursuant to which they have agreed to (A) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of the initial Business Combination, (B) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (1) the substance or timing of the Company’s obligation to allow redemptions in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (2) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, (C) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares or Private Placement Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the Trust Account and (D) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from Public Shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of the initial Business Combination, (iv) the Founder Shares are automatically convertible into Class A Ordinary Shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Amended and Restated Articles, and (v) prior to the closing of the initial Business Combination, only holders of the Class B Ordinary Shares are entitled to vote on the appointment and removal of directors or continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend its constitutional documents or to adopt new constitutional documents, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

IPO Promissory Note — Related Party

Prior to the closing of the Initial Public Offering, the Sponsor agreed to loan the Company an aggregate of up to $300,000 (the “IPO Promissory Note”) to be used for a portion of the expenses of the Initial Public Offering. The IPO Promissory Note was non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the Initial Public Offering. The loan was repaid out of the $747,500 of offering proceeds that were allocated to the payment of offering expenses. As of June 16, 2025, the date the Company consummated its Initial Public Offering, the Company had borrowed $193,236 under the IPO Promissory Note. On June 16, 2025, the Company paid $203,557 to the Sponsor, resulting in an overpayment of $10,321 that is recorded as a related party receivable as of December 31, 2025 and was repaid by the Sponsor as of June 30, 2026. The IPO Promissory Note was repaid in full and borrowing under the IPO Promissory Note is no longer available to the Company as of June 30, 2026.

Due From Related Party

For the six months ended June 30, 2026 and for the period from February 10, 2025 (inception) through June 30, 2025, the Company made payments on behalf of a related party totaling $9,718 and $0, respectively in connection with the Blockfusion Business Combination. For the three months ended June 30, 2026 and 2025, the Company made payments on behalf of a related party totaling $2,783 and $0, respectively. The balance of the amounts due from such related party are $9,718 and $15,410 as of June 30, 2026 and December 31, 2025. The amount outstanding as of December 31, 2025 includes $10,321 recorded as an overpayment for the IPO Promissory Note balance at the closing of the Initial Public Offering, which the Sponsor repaid as of June 30, 2026.

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Administrative Services Agreement

Commencing on June 13, 2025, the Company entered into an agreement with Blue Holdings Management LLC, (“BHM”) the managing member of the Sponsor, to pay an aggregate of $5,000 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three and six months ended June 30, 2026, the Company recorded $15,000 and $30,000, respectively to administrative services fee – related party on the accompanying unaudited condensed statements of operations. Comparatively for the three months ended June 30, 2025 and for the period from February 10, 2025 (inception) through June 30, 2025, the Company recorded $2,333, to administrative services fee – related party on the accompanying unaudited condensed statements of operations. As of June 30, 2026 and December 31, 2025, the Company had an outstanding balance of $0 and $5,000, respectively, recorded to administrative services fee payable – related party.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, BHM or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company intends to repay such Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of June 30, 2026 and December 31, 2025, the Company did not have any borrowings under any Working Capital Loans.

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

Registration Rights Agreement

The holders of the (i) Founder Shares, (ii) Private Placement Units (and their underlying securities), (iii) units that may be issued upon conversion of any Working Capital Loans (and their underlying securities), if any, (iv) the Representative Shares, (v) any Class A Ordinary Shares issuable upon conversion of the Founder Shares and (vi) any Class A Ordinary Shares held by the holders of the Founder Shares prior to our Initial Public Offering, including our Sponsor, at the completion of the Initial Public Offering or acquired prior to or in connection with the initial Business Combination, are entitled to registration rights pursuant to a registration rights agreement, dated June 12, 2025, which the Company entered into with the Initial Shareholders (as defined in the IPO Registration Statement), the Company’s officers and directors, and the other holders thereto. These holders are entitled to make up to three demands and have “piggyback” registration rights. BTIG may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, BTIG may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

JUNE 30, 2026

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

Note 8 — ShareholderS’ Deficit

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025 there were 767,250 Class A Ordinary Shares issued and outstanding, excluding 20,125,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. On February 20, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, through payments of offering costs and expenses on the Company’s behalf, for which the Company issued 6,059,925 Founder Shares to the Sponsor. In May 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 1,009,988 Founder Shares resulting in an aggregate of 7,069,913 Founder Shares outstanding to the Sponsor, resulting in a price per share of approximately $0.004 per share. All share and per-share amounts have been retroactively restated to reflect the share capitalization. As of June 30, 2026 and December 31, 2025, there were 7,069,913 Class B Ordinary Shares issued and outstanding.

The Founder Shares will automatically convert into Class A Ordinary Shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 26% of the sum of (i) the total number of all Ordinary Shares outstanding upon the completion of the Initial Public Offering (including any Class A Ordinary Shares issued pursuant to the Over-Allotment Option and excluding the securities underlying the Private Placement Units and the Class A Ordinary Shares underlying the Private Placement Rights issued to the Sponsor), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any Ordinary Shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent rights issued to the Sponsor, BHM, certain of the Company’s officers or directors, or any of their respective affiliates upon conversion of Working Capital Loans) minus (iii) any redemptions of Public Shares by Public Shareholders in connection with an initial Business Combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Except as set forth below, holders of the Ordinary Shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Amended and Restated Articles or as required by the Companies Act (As Revised) of the Cayman Islands, as may be amended from time to time, or stock exchange rules, an ordinary resolution under Cayman Islands law and the Amended and Restated Articles, which requires the affirmative vote of at least a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting (a “Special Resolution”), and pursuant to the Amended and Restated Articles, such actions include amending the Amended and Restated Articles and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of the Ordinary Shares voted for the appointment of directors can appoint all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B Ordinary Shares have the right to vote on (i) the appointment and removal of directors and (ii) continuing the Company in a jurisdiction outside the Cayman Islands (including any Special Resolution required to amend the Amended and Restated Articles or to adopt new constitutional documents, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A Ordinary Shares are not entitled to vote on these matters during such time. These provisions of the Amended and Restated Articles may only be amended if approved by a Special Resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Rights

Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Right will automatically receive one tenth (1/10) of one Class A Ordinary Share upon consummation of the initial Business Combination. In the event the Company is not the surviving Company upon completion of the initial Business Combination, each holder of a Right will be required to affirmatively convert its Rights in order to receive the one tenth (1/10) of one Class A Ordinary Share underlying each Right upon consummation of the Business Combination. The Company will not issue fractional Class A Ordinary Shares in connection with an exchange of Rights. Fractional Class A Ordinary Shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands law. As a result, a Rights holder must hold Rights in multiples of 10 in order to receive Class A Ordinary Shares for all of his or her Rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the Combination Period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of Rights will not receive any of such funds for their Rights and the Rights will expire worthless.

Note 9 — Fair Value Measurements

At June 30, 2026 and December 31, 2025, the Company’s marketable securities held in the Trust Account were valued at $209,286,528 and $205,642,100. The marketable securities held in the Trust Account must be recorded on the accompanying condensed balance sheets at fair value and are subject to remeasurement at each balance sheet date. With each remeasurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

The following table presents the fair value information, as of June 30, 2026 and December 31, 2025, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s marketable securities held in the Trust Account are based on dividend and interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2026
Assets:
Cash and marketable securities held in Trust Account	$209,286,528	$—	$—
As of December 31, 2025
Assets:
Cash and marketable securities held in Trust Account	$205,642,100	$—	$—

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after June 30, 2026, the accompanying condensed balance sheet date, through the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, other than as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

On July 31, 2026, the Company entered into the fourth amendment to the Blockfusion BCA with (i) Blockfusion, (ii) Pubco and (iii) the Merger Subs, which amends the Blockfusion BCA to extend the Outside Date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by such forward-looking statements as a result of certain factors detailed in our filings with the SEC, including herein. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements.”

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

Our IPO Registration Statement became effective on June 12, 2025. On June 16, 2025, we consummated our Initial Public Offering of 20,125,000 Public Units, including 2,625,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share and one Public Right, which grants the holder the right to receive one tenth (1/10) of one Class A Ordinary Share upon consummation of our initial Business Combination. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to our Company of $201,250,000.

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

Blockfusion Business Combination

On November 19, 2025, we entered into the Blockfusion BCA with (i) Blockfusion, (ii) Pubco and (iii) the Merger Subs. Pursuant to the Blockfusion BCA and subject to the terms and conditions set forth therein, (i) on or prior to the Closing, the holders of Company Series Seed Preferred Stock (as defined in the Blockfusion BCA) and Series A Preferred Stock (as defined in the Blockfusion BCA) shall convert all of their issued and outstanding shares of Company Preferred Stock (as defined in the Blockfusion BCA) for shares of Company Series A Common Stock, par value $0.0001 per share and Company Series B Common Stock, par value $0.0001 per share, at the applicable conversion ratio (including any accrued or declared but unpaid dividends) as set forth in Blockfusion’s second amended and restated certificate of incorporation, as currently in effect, (ii) and on the Closing Date (as defined in the Blockfusion BCA), (A) SPAC Merger Sub will merge with and into our Company, with our Company continuing as the surviving entity and, as a result of which, each of our issued and outstanding securities immediately prior to the effective time of the SPAC Merger shall no longer be outstanding and shall automatically be cancelled in exchange for which our security holders shall receive substantially equivalent securities of Pubco, and (B) Company Merger Sub will merge with and into Blockfusion, with Blockfusion continuing as the surviving entity, and as a result of which each issued and outstanding security of Blockfusion immediately prior to the effective time of the Company Merger shall no longer be outstanding and shall automatically be cancelled in exchange for which the security holders of Blockfusion shall receive shares of common stock, par value $0.0001 per share, of Pubco, with holders of Company Series B Shares (as defined in the Blockfusion BCA) receiving shares of Pubco Class B common stock, par value $0.0001 per share, which will have the same economic rights as the Pubco Class A Shares (as defined in the Blockfusion BCA), but will have the right to 20 votes per share for such Company Class B Shares (as defined in the Blockfusion BCA) and holders of Company Series A Shares (as defined in the Blockfusion BCA) receiving Pubco Class A Shares for such Company Series A Shares. As a result of the Mergers and the other transactions of the Blockfusion Business Combination, our Company and Blockfusion will become wholly-owned subsidiaries of Pubco, all upon the terms and subject to the conditions set forth in the Blockfusion BCA, and Pubco will become a publicly traded company.

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

On March 19, 2026, we entered into the Blockfusion BCA First Amendment with (i) Blockfusion, (ii) Pubco and (iii) the Merger Subs, which amends the Blockfusion BCA to: (i) increase the number of Pubco Class A Shares that will be available for issuance under the post-Closing incentive plan from five percent (5%) of the aggregate number of shares of Pubco Common Stock (as defined in the Blockfusion BCA) issued and outstanding immediately after the Closing to eight percent (8%) of the aggregate number of shares of Pubco Common Stock issued and outstanding immediately after the Closing, and (ii) increase the size of the Post-Closing Pubco Board (as defined in the Blockfusion BCA) from seven (7) members to nine (9) members.

On May 6, 2026, we entered into the Blockfusion BCA Second Amendment with (i) Blockfusion, (ii) Pubco and (iii) the Merger Subs, which amends the Blockfusion BCA to: (i) increase the post-Closing incentive plan from eight percent (8%) of the aggregate number of shares of Pubco Common Stock issued and outstanding immediately after the Closing to twelve percent (12%) of the aggregate number of shares of Pubco Common Stock issued and outstanding immediately after the Closing, (ii) amend the listing exchange requirements for the Pubco Class A Shares upon the Closing, and (iii) extend the Outside Date (as defined in the Blockfusion BCA).

On June 30, 2026, we entered into the Blockfusion BCA Third Amendment with (i) Blockfusion, (ii) Pubco and (iii) the Merger Subs, which amends the Blockfusion BCA to: (i) add an earnout provision for the potential issuance of up to an aggregate maximum amount of 9,250,000 Pubco Class A Shares to certain Blockfusion stockholders (the “Earnout Participants”) based on the Pubco Class A Shares meeting certain price thresholds during the period beginning on the Closing Date and ending on the date that is thirty-six (36) months after the Closing Date (the “Earnout Period”), and (ii) decrease the size of the post-closing Pubco board of directors from nine (9) members to seven (7) members. The Earnout Shares (as defined in the Blockfusion BCA), if issued, will be allocated among the Earnout Participants on a pro rata basis based on their respective ownership of the Merger Consideration received at Closing. Ten percent (10%) of the Earnout Shares issued to the Earnout Participants may be assigned, transferred or otherwise delivered to third parties assisting with Blockfusion’s transitioning of its business model to support artificial intelligence training and inference workloads and other HPC applications. The Blockfusion BCA Third Amendment also provides, among other things, that the Earnout Shares will be issued in five tranches upon the achievement of certain price targets based upon the volume weighted average price of the Pubco Class A Shares, or upon a change of control of Pubco for an implied per share price that meets the applicable price target.

For a full description of the Blockfusion BCA and the proposed Blockfusion Business Combination, please see Item 1. “Business” in the 2025 Annual Report and the Blockfusion Registration Statement.

Recent Developments

On July 31, 2026, we entered into the Blockfusion BCA Forth Amendment with (i) Blockfusion, (ii) Pubco and (iii) the Merger Subs, which amends the Blockfusion BCA to extend the Outside Date.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 10, 2025 (inception) through June 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination and (z) consummating the Blockfusion Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

We generated net income of $940,441 for the three months ended June 30, 2026. Net income is comprised of $1,836,231 income earned on cash and marketable securities held in the Trust Account and $2,983 interest income on the operating account, offset by $89,608 formation, general and administrative expenses, $754,216 of legal and accounting expenses, $15,000 of administrative services fee – related party, $21,250 listing fees, and $18,699 insurance expense.

We generated net income of $2,054,605 for the six months ended June 30, 2026. Net income is comprised of $3,644,428 income earned on cash and marketable securities held in the Trust Account and $7,834 interest income on the operating account, offset by $98,115 formation, general and administrative expenses, $1,390,317 of legal and accounting expenses, $30,000 of administrative services fee – related party, $42,033 listing fees, and $37,192 insurance expense.

We generated net income of $245,414 for the three months ended June 30, 2025. Net income is comprised of $321,137 income earned on cash and marketable securities held in the Trust Account and $709 interest income on the operating account, offset by $53,824 formation, general and administrative expenses, $16,782 of legal and accounting expenses, $2,333 of administrative services fee – related party, and $3,493 insurance expense.

We generated net income of $183,628 for the period from February 10, 2025 (inception) through June 30, 2025. Net income was comprised of $321,137 income earned on cash and marketable securities held in the Trust Account and $739 interest income on the operating account, offset by $115,640 formation, general and administrative expenses, $16,782 of legal and accounting expenses, $2,333 of administrative services fee – related party, and $3,493 insurance expense.

Liquidity, Capital Resources, and Going Concern

Our liquidity needs through June 16, 2025 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering and the Private Placement, our liquidity needs through June 30, 2026 have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

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

As of June 30, 2026 and December 31, 2025, we had $201,861 and $560,813 of cash in our operating account, respectively. As of June 30, 2026 and December 31, 2025, we had a working capital deficit of $1,971,934 and $415,809, respectively. As of June 30, 2026 and December 31, 2025, $8,036,528 and $4,392,100, respectively, of the amount earned on funds held in the Trust Account was available to pay taxes, if any.

As of June 30, 2026 and December 31, 2025, we had marketable securities held in the Trust Account of $209,286,528 and $205,642,100, respectively (including $8,036,528 and $4,392,100 of interest income, respectively). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of June 30, 2026 and December 31, 2025, we had cash held outside of the Trust Account of $201,861 and $560,813, respectively. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2025, or the completion of our Initial Public Offering. We had borrowed $193,236 under the IPO Promissory Note through June 16, 2025, the consummation of the Initial Public Offering, and repaid $203,557 to the Sponsor to settle the balance on June 16, 2025. The overpayment of $10,321 was recorded as a related party receivable and repaid by the Sponsor as of June 30, 2026. The IPO Promissory Note was repaid in full and borrowing under the IPO Promissory Note is no longer available.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of June 30, 2026 and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements—Going Concern,” Management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements” are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 16, 2027. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on June 13, 2025, and until the completion of our Business Combination or liquidation, we reimburse BHM, the managing member of the Sponsor $5,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three and six months ended June 30, 2026, we recorded $15,000 and $30,000, respectively to administrative services fee – related party on the unaudited condensed statements of operations included in this Report under Item 1. “Financial Statements.” Comparatively for the three months ended June 30, 2025 and for the period from February 10, 2025 (inception) through June 30, 2025, we recorded $2,333 and $2,333, respectively, to administrative services fee – related party on the unaudited condensed statements of operations included in this Report under Item 1. “Financial Statements.” As of June 30, 2026 and December 31, 2025, we had an outstanding balance of $0 and $5,000, respectively, recorded to administrative services fee payable – related party on the unaudited condensed statements of operations included in this Report under Item 1. “Financial Statements.”

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

Due from Related Party

For the six months ended June 30, 2026 and for the period from February 10, 2025 (inception) through June 30, 2025, we made payments on behalf of a related party totaling $9,718 and $0, respectively in connection with the Blockfusion Business Combination. For the three months ended June 30, 2026 and 2025, we made payments on behalf of a related party totaling $2,783 and $0, respectively. The balance of the amounts due from such related party are $9,718 and $15,410 as of June 30, 2026 and December 31, 2025. The amount outstanding as of December 31, 2025 includes $10,321 recorded as an overpayment for the IPO Promissory Note balance at the closing of the Initial Public Offering, which the Sponsor repaid as of June 30, 2026.

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Units, (iii) Representative Shares and (iv) any private placement-equivalent units issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. BTIG may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, BTIG may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors and officers and a certain advisor have agreed that: (x) the Founder Shares shall be subject to a transfer restrictions of the earlier of (i) six months after the completion of our initial Business Combination or earlier if, subsequent to our initial Business Combination, the closing price of the Class A Ordinary Shares equals or exceeds $15.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after our initial Business Combination and (ii) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property; (y) the Private Placement Units (including their underlying securities) shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination; and (z) any Units, Rights, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares, Founder Shares or Rights were subject to transfer restriction for 180 days following the filing of the prospectus for the Initial Public Offering.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In December 2023, the FASB issued ASU Topic 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and non-taxable or non-deductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024, and for interim periods for fiscal years beginning after December 15, 2025, with early adoption permitted. As a Cayman Island exempted company, we do not believe ASU 2023-09 will have a significant impact on our financial position, results of operations or cash flows. However, we would need to evaluate its impact in the event we become domiciled in the United States following our initial Business Combination.

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

In April 2026, the FASB issued ASU Topic 2026-01, “Initial Measurement of Paid-in-Kind Dividends on Equity-Classified preferred Stock” (“ASU 2026-01”), which provides authoritative guidance on how an issuer should initially measure paid-in-kind (“PIK”) dividends on equity-classified preferred stock. ASU 2026-01 is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal year reporting periods. Early adoption is permitted in an interim or fiscal year reporting period in which financial statements have not yet been issued or made available for issuance. We do not believe ASU 2026-01 will have a significant impact on our financial position, results of operations or cash flows. However, we would need to evaluate its impact in the event we issue preference shares.

Management does not believe that there are any other recently issued, but not yet effective, accounting standards, which if currently adopted, would have a material effect on our financial statements and notes thereto included in this Report under Item 1. “Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026, due to a material weakness in our internal controls over financial reporting caused by a lack of properly designed, implemented, and effectively operating controls.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management, there is no material litigation, currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2025 Annual Report, (iii) 2025 First Quarter Form 10-Q, (iv) 2025 Second Quarter Form 10-Q and (v) 2026 First Quarter Form 10-Q. As of the date of this Report, there have been no material changes with respect to those risk factors, other than as set forth below. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Blockfusion and the Blockfusion Business Combination, please see the Blockfusion Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this Report.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by this Report. For a description of the use of proceeds generated in our Initial Public Offering and the Private Placement, see Part II, Item 2 of our 2025 First Quarter Form 10-Q.

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

On June 9, 2026, Ketan Seth resigned as Chief Executive Officer and a director of our Company, effective immediately. His resignation was for family reasons and was not due to any disagreement with our Company. On the same day, the Board of Directors appointed David Bauer, our current Chief Financial Officer, to also serve as our interim Chief Executive Officer.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
2.1	Second Amendment to the Business Combination Agreement. (1)
2.2	Third Amendment to the Business Combination Agreement. (2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to our Current Report on Form 8-K, as filed with the SEC on May 7, 2026.
(2)	Incorporated by reference to our Current Report on Form 8-K/A, as filed with the SEC on July 13, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2026	Blue Acquisition Corp.

	By:	/s/ David Bauer
		Name:	David Bauer
		Title:	Interim Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)