Form 10-Q
period 2026-09-30
Blue Acquisition Corp/Cayman
filed 2026-11-12
CIK 2059654

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 12, 2026, there were 20,892,250 Class A Ordinary Shares, par value $0.0001 per share, and 7,069,913 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

BLUE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025 (Audited)	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2026, for the Three Months ended September 30, 2025 and for the Period from February 10, 2025 (Inception) through September 30, 2025	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Nine Months Ended September 30, 2026 and for the Period from February 10, 2025 (Inception) through September 30, 2025	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from February 10, 2025 (Inception) through September 30, 2025	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	32

Item 4.	Controls and Procedures.	33

PART II – OTHER INFORMATION		34

Item 1.	Legal Proceedings.	34

Item 1A.	Risk Factors.	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	34

Item 3.	Defaults Upon Senior Securities.	35

Item 4.	Mine Safety Disclosures.	35

Item 5.	Other Information.	35

Item 6.	Exhibits.	36

SIGNATURES		37

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on February 19, 2026;

●	“2025 First Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, as filed with the SEC on August 4, 2025;

●	“2025 Second Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the SEC on August 12, 2025;

●	“2026 First Quarter Form 10-Q” are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, as filed with the SEC on May 11, 2026;
●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated June 12, 2025, which we entered into with BHM (as defined below), the managing member of our Sponsor (as defined below);
●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;
●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“ASU” are to the FASB Accounting Standards Update;
●	“BHM” are to Blue Holdings Management LLC, the managing member of our Sponsor;
●	“Blockfusion” are to Blockfusion USA, Inc., a Delaware corporation, together with its successors;
●	“Blockfusion BCA” are to the Business Combination Agreement, dated November 19, 2025, as amended by the Blockfusion BCA First Amendment (as defined below), Blockfusion BCA Second Amendment (as defined below), Blockfusion BCA Third Amendment (as defined below) Blockfusion BCA Fourth Amendment (as defined below) Blockfusion BCA Fifth Amendment (as defined below) and Blockfusion BCA Sixth Amendment (as defined below), which we entered into with (i) Blockfusion, (ii) Pubco (as defined below) and (iii) the Merger Subs (as defined below);
●	“Blockfusion BCA First Amendment” are to the First Amendment to the Business Combination Agreement, dated as of March 19, 2026, which we entered into with (i) Blockfusion, (ii) Pubco and (iii) the Merger Subs;

●	“Blockfusion BCA Second Amendment” are to the Second Amendment to the Business Combination Agreement, dated as of May 6, 2026, which we entered into with (i) Blockfusion, (ii) Pubco and (iii) the Merger Subs;

●	“Blockfusion BCA Third Amendment” are to the Third Amendment to the Business Combination Agreement, dated as of June 30, 2026, which we entered into with (i) Blockfusion, (ii) Pubco and (iii) the Merger Subs;

●

“Blockfusion BCA Fourth Amendment” are to the Fourth Amendment to the Business Combination Agreement, dated as of July 31, 2026, which we entered into with (i) Blockfusion, (ii) Pubco and (iii) the Merger Subs;

●

“Blockfusion BCA Fifth Amendment” are to the Fifth Amendment to the Business Combination Agreement, dated as of September 2, 2026, which we entered into with (i) Blockfusion, (ii) Pubco and (iii) the Merger Subs;

●	“Blockfusion BCA Sixth Amendment” are to the Sixth Amendment to the Business Combination Agreement, dated as of September 21, 2026, which we entered into with (i) Blockfusion, (ii) Pubco and (iii) the Merger Subs;

●	“Blockfusion Business Combination” are to the transactions contemplated by the Blockfusion BCA and the related ancillary documents, collectively;
●	“Blockfusion Final Prospectus” are to our final proxy statement/prospectus, filed by Pubco and Blockfusion with the SEC on October 23, 2026 (File No. 333-291994), as may be further supplemented and amended from time to time;
●	“Blockfusion Registration Statement” are to the Registration Statement on Form S-4 in connection with the Blockfusion Business Combination, which was initially filed by Pubco and Blockfusion with the SEC on December 8, 2025 (File No. 333-291994), as amended, and includes a preliminary proxy statement/prospectus of our Company;
●	“Board of Directors” or “Board” are to our board of directors;
●	“BTIG” are to BTIG, LLC, the representative of the Underwriters (as defined below);
●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“Certifying Officer” are to our Interim Chief Executive Officer and Chief Financial Officer;
●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;
●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;
●	“Closing” are to the consummation of the Blockfusion Business Combination;
●	“Combination Period” are to (i) the 21-month period, from the closing of the Initial Public Offering (as defined below) to March 16, 2027 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;
●	“Company,” “our,” “we” or “us” are to Blue Acquisition Corp., a Cayman Islands exempted company;
●	“Company Definitive Proxy Statement” are to our definitive proxy statement, filed on October 23, 2026 (File No. 001-42699), as may be further supplemented and amended from time to time;
●	“Company Merger” are to the merger of Company Merger Sub with and into Blockfusion, with Blockfusion continuing as the surviving entity;

●	“Company Merger Sub” are to Atlas Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and rights agent of our Rights (as defined below);
●	“Deferred Fee” are to the additional fee of 3.5% of the gross proceeds of the Initial Public Offering (or $7,043,750) to which the Underwriters are entitled that is payable only upon our completion of the initial Business Combination;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“FASB” are to the Financial Accounting Standards Board;
●	“FINRA” are to the Financial Industry Regulatory Authority;
●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Initial Shareholders (as defined below) prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof as described in the IPO Registration Statement (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below));

●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on June 16, 2025;
●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering, including our Sponsor;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on February 20, 2025;
●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on May 14, 2025, as amended, and declared effective on June 12, 2025 (File No. 333-287281);
●	“Letter Agreement” are to the Letter Agreement, dated June 12, 2025, which we entered into with our Sponsor, directors and officers and a certain advisor;
●	“Management” or our “Management Team” are to our executive officers and directors;
●	“Merger Subs” are to Company Merger Sub and SPAC Merger Sub (as defined below), together;
●	“Mergers” are to the Company Merger and the SPAC Merger (as defined below), together;
●	“Nasdaq” are to The Nasdaq Stock Market LLC;
●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;
●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;
●	“Option Units” are to the 2,625,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);
●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;
●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 2,625,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;
●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);
●	“Private Placement Rights” are to the rights included within the Private Placement Units purchased by our Sponsor, BTIG and Roberts & Ryan (as defined below) in the Private Placement;
●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor, BTIG and Roberts & Ryan in the Private Placement;
●	“Private Placement Units” are to the units purchased by our Sponsor, BTIG and Roberts & Ryan in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated June 12, 2025, which we entered into with our Sponsor and (ii) Private Placement Units Purchase Agreement, dated June 12, 2025, which we entered into with BTIG and Roberts & Ryan, together;

●	“Pubco” are to Blockfusion Digital Infrastructure, Inc., a Delaware corporation (f/k/a Blockfusion Data Centers, Inc.);
●	“Public Rights” are to the rights included as part of the Public Units, which grant the holder the right to receive one-tenth (1/10) of one Class A Ordinary Share upon the consummation of the Business Combination;
●	“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders and Management Team to the extent our Initial Shareholders and/or the members of our Management Team purchase Public Shares, provided that each Initial Shareholder’s and member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;
●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);
●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one Public Right;
●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated June 12, 2025, which we entered into with the Initial Shareholders, BTIG, Roberts & Ryan and the other holders party thereto;
●	“Representative Shares” are to the 175,000 Class A Ordinary Shares purchased by the Underwriters, or their designees, prior to the commencement of the Initial Public Offering for a purchase price of $175, or $0.001 per share;
●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026;
●	“Rights” are to the Private Placement Rights and the Public Rights, together;
●	“Roberts & Ryan” are to Roberts & Ryan, Inc., a co-manager of the Initial Public Offering;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPAC” are to a special purpose acquisition company;
●	“SPAC Merger” are to the merger of SPAC Merger Sub with and into our Company, with our Company continuing as the surviving entity;
●	“SPAC Merger Sub” are to Atlas I Merger Sub, a Cayman Islands exempted company and a wholly-owned subsidiary of Pubco;
●	“Sponsor” are to Blue Holdings Sponsor LLC, a Delaware limited liability company;
●	“Trust Account” are to the U.S.-based trust account in which an amount of $201,250,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;
●	“Trust Agreement” are to the Investment Management Trust Agreement, dated June 12, 2025, which we entered into with Continental, as trustee of the Trust Account;
●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated June 12, 2025, which we entered into with BTIG, as the representative of the Underwriters;
●	“Units” are to the Private Placement Units and the Public Units, together; and
●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Initial Shareholders or an affiliate of the Initial Shareholders or certain of our directors and officers may, but are not obligated to, loan us.

v

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current Assets:
Cash	$76,236	$560,813
Prepaid expenses - current	74,086	82,032
Due from related party	9,718	15,410
Total Current Assets	160,040	658,255
Non-current Assets:
Cash and marketable securities held in Trust Account	211,198,859	205,642,100
Prepaid expenses - non-current	-	33,699
Total Non-current Assets	211,198,859	205,675,799
TOTAL ASSETS	$211,358,899	$206,334,054

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$279,629	$107,053
Accrued expenses	2,758,607	962,012
Administrative services fee payable- related party	-	5,000
Total Current Liabilities	3,038,236	1,074,065
Non-current Liabilities:
Deferred Fee	7,043,750	7,043,750
Total Non-current Liabilities	7,043,750	7,043,750
TOTAL LIABILITIES	10,081,986	8,117,815

Commitments and Contingencies (Note 7)

Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 20,125,000 shares issued and outstanding at redemption value	211,198,859	205,642,100

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 767,250 shares issued and outstanding (excluding 20,125,000 shares subject to possible redemption)	77	77
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 7,069,913 shares issued and outstanding	707	707
Additional paid-in capital	-	-
Accumulated deficit	(9,922,730)	(7,426,645)
Total Shareholders’ Deficit	(9,921,946)	(7,425,861)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$211,358,899	$206,334,054

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended	For the Period From February 10, 2025 (Inception) Through
	September 30,		September 30,	September 30,
	2026	2025	2026	2025
Operating expenses:
Formation, general and administrative expenses	$151,378	$79,150	$249,494	$194,790
Legal and accounting expenses	701,250	98,956	2,091,567	115,738
Administrative services fee - related party	15,000	15,500	45,000	17,833
Listing fees	21,484	26,888	63,516	26,888
Insurance expense	18,904	18,904	56,096	22,397
Total operating expenses	908,016	239,398	2,505,673	377,646
Loss from operations	(908,016)	(239,398)	(2,505,673)	(377,646)

Other income:
Income earned on cash and marketable securities held in Trust Account	1,912,331	2,106,133	5,556,759	2,427,270
Interest income on operating account	1,755	12,350	9,589	13,089
Other income	1,914,086	2,118,483	5,566,348	2,440,359
Net income	$1,006,070	$1,879,085	$3,060,675	$2,062,713

Weighted average shares outstanding of redeemable Class A Ordinary Shares	20,125,000	20,125,000	20,125,000	9,155,579

Basic and diluted net income per Ordinary Share, redeemable Class A Ordinary Shares	$0.06	$0.10	$0.19	$0.79

Weighted average shares outstanding of non-redeemable Class A and Class B Ordinary Shares	7,837,163	7,837,163	7,837,163	6,976,822

Basic and diluted net loss per share, non-redeemable Class A and Class B Ordinary Shares	$(0.03)	$(0.01)	(0.09)	$(0.74)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2026	767,250	$77	7,069,913	$707	$-	$(7,426,645)	$(7,425,861)
Accretion of Class A Ordinary Shares to redemption value	-	-	-	-	-	(1,808,197)	(1,808,197)
Net income	-	-	-	-	-	1,114,164	1,114,164
Balance - March 31, 2026	767,250	77	7,069,913	707	-	(8,120,678)	(8,119,894)
Accretion of Class A Ordinary Shares to redemption value	-	-	-	-	-	(1,836,231)	(1,836,231)
Net income	-	-	-	-	-	940,441	940,441
Balance - June 30, 2026	767,250	77	7,069,913	707	-	(9,016,468)	(9,015,684)
Accretion of Class A Ordinary Shares to redemption value	-	-	-	-	-	(1,912,331)	(1,912,331)
Net income	-	-	-	-	-	1,006,070	1,006,070
Balance - September 30, 2026	767,250	$77	7,069,913	$707	$-	$(9,922,730)	$(9,921,946)

FOR THE PERIOD FROM FEBRUARY 10, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - February 10, 2025 (inception)	-	$-	-	$-	$-	$-	$-
Class B Ordinary Shares issued to Sponsor(1)(2)	-	-	7,069,913	707	24,293	-	25,000
Contribution for purchase of Private Placement Units	-	-	-	-	100,000	-	100,000
Net loss	-	-	-	-	-	(61,786)	(61,786)
Balance - March 31, 2025	-	-	7,069,913	707	124,293	(61,786)	(63,214)
Issuance of Class A Ordinary Shares in Initial Public Offering	-	-	-	-	4,361,306	-	4,361,306
Sale of Private Placement Units	592,250	59	-	-	5,822,441	-	5,822,500
Sale of Representative Shares	175,000	18	-	-	1,749,982	-	1,749,999
Accretion of Class A Ordinary Shares to redemption value	-	-	-	-	(12,058,022)	(5,887,082)	(17,945,104)
Net income	-	-	-	-	-	245,414	245,414
Balance - June 30, 2025	767,250	$77	7,069,913	$707	$-	$(5,703,454)	$(5,702,670)
Accretion of Class A Ordinary Shares to redemption value	-	-	-	-	-	(2,106,133)	(2,106,133)
Net income	-	-	-	-	-	1,879,085	1,879,085
Balance – September 30, 2025	767,250	$77	7,069,913	$707	$-	$(5,930,502)	$(5,929,718)

(1)	Includes up to 790,425 Class B Ordinary Shares subject to forfeiture if the Over-Allotment Option was not exercised in full or in part by the Underwriters.
(2)	In May 2025, the Company effected a share capitalization for an additional 1,009,988 Class B Ordinary Shares, resulting in 7,069,913 Class B Ordinary Shares outstanding. All share and per-share amounts have been retroactively restated to reflect such share capitalization.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2026	For the Period from February 10, 2025 (inception) through September 30, 2025
Cash Flows from Operating Activities:
Net income	$3,060,675	$2,062,713
Adjustments to reconcile net income to net cash used in operating activities:
Formation, general and administrative expenses paid by Sponsor under IPO Promissory Note - related party	-	1,089
Income earned on cash and marketable securities held in Trust Account	(5,556,759)	(2,427,270)
Changes in operating assets and liabilities:
Prepaid expenses	41,644	(132,328)
Due from related party	5,692	-
Accounts payable	172,575	92,222
Accrued expenses	1,796,596	1,800
Administrative services fee payable - related party	(5,000)	5,000
Net cash used in operating activities	(484,577)	(396,774)

Cash Flows from Investing Activities:
Contributions for purchase of Private Placement Units	-	(201,250,000)
Net cash used in investing activities	-	(201,250,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class A Ordinary Shares	-	201,250,000
Proceeds from sale of Private Placement Units	-	5,922,500
Payment of underwriting fees and reimbursements	-	(4,100,000)
Payment of IPO Promissory Note - related party	-	(193,236)
Due from related party, net	-	(10,321)
Excess cash contribution recorded under IPO Promissory Note - related party	-	167,147
Payment of offering costs	-	(343,913)
Net cash provided by financing activities	-	202,692,177

Net Change in Cash	(484,577)	1,045,403
Cash - Beginning of period	560,813	-
Cash - End of period	$76,236	$1,045,403

Supplemental Non-Cash Investing and Financing Activities:
Prepaid expenses paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$-	$25,000
Deferred offering costs paid by Sponsor under IPO Promissory Note - related party	$-	$25,000
Initial fair value of Class A Ordinary Shares subject to possible redemption	$-	$183,626,033
Remeasurement of shares subject to possible redemption	$5,556,759	$20,051,237

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from February 10, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for and consummating a Business Combination, including the Blockfusion Business Combination (as defined and described below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

The Business Combination must be consummated with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of the Deferred Fee held and taxes payable, if any, on the income earned on the Trust Account) at the time of signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any, but without deduction for any excise or similar tax that may be due or payable), divided by the number of then outstanding Public Shares, subject to the limitations. The per share amount in the Trust Account was $10.49 per Public Share as of September 30, 2026. The Ordinary Shares (as defined in Note 2) subject to possible redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

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

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

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

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

On June 30, 2026, the Company entered into the third amendment to the Blockfusion BCA with (i) Blockfusion, (ii) Pubco and (iii) the Merger Subs, which amends the Blockfusion BCA to: (i) add an earnout provision for the potential issuance of up to an aggregate maximum amount of 9,250,000 Pubco Class A Shares (the “Earnout Shares”) to certain Blockfusion stockholders (the “Earnout Participants”) based on the Pubco Class A Shares meeting certain price thresholds during the period beginning on the Closing Date and ending on the date that is thirty-six (36) months after the Closing Date (the “Earnout Period”), and (ii) decrease the size of the post-closing Pubco board of directors from nine (9) members to seven (7) members. The Earnout Shares (as defined in the Blockfusion BCA), if issued, will be allocated among the Earnout Participants on a pro rata basis based on their respective ownership of the Merger Consideration received at Closing. Ten percent (10%) of the Earnout Shares issued to the Earnout Participants may be assigned, transferred or otherwise delivered to third parties assisting with Blockfusion’s transitioning of its business model to support AI training and inference workloads and other HPC applications. The third amendment to the Blockfusion BCA also provides, among other things, that the Earnout Shares will be issued in five tranches upon the achievement of certain price targets based upon the volume weighted average price of the Pubco Class A Shares, or upon a change of control of Pubco for an implied per share price that meets the applicable price target.

On July 31, 2026, the Company entered into the fourth amendment to the Blockfusion BCA with (i) Blockfusion, (ii) Pubco and (iii) the Merger Subs, which amends the Blockfusion BCA to extend the Outside Date to September 21, 2026.

On September 2, 2026, the Company entered into the fifth amendment to the Blockfusion BCA with (i) Blockfusion, (ii) Pubco and (iii) the Merger Subs, which amends the Blockfusion BCA to extend the Outside Date to November 30, 2026.

On September 21, 2026, the Company entered into the sixth amendment to the Blockfusion BCA with (i) Blockfusion, (ii) Pubco and (iii) the Merger Subs, which amends the BCA to (i) revise the earnout terms set forth in the BCA to increase the maximum number of the Earnout Shares issuable to the Earnout Participants upon satisfaction of certain post-closing trading price-based conditions to 15,000,000 shares and adjust the aforementioned conditions to common stock VWAPs (measured over 20 of 30 trading days) of $13.00/share, $15.00/share and $17.00/share, respectively, with one-third (1/3) of the Earnout Shares to be delivered to Earnout Participants upon achievement of each of such thresholds; (ii) exclude that certain Series A Common Stock Purchase Warrant, dated as of September 4, 2026, issued by Blockfusion to CoreWeave, Inc. to purchase 2,786,624 shares of Blockfusion’s Series A common stock at an initial exercise price of $7.6898 per share (the “CoreWeave Warrant”), from certain definitions and calculations under the terms of the BCA, including the calculation of “Fully-Diluted Company Shares,” for purposes of determining the number of Pubco shares received at Closing in respect of each then-outstanding Blockfusion share, as agreed between the parties; (iii) amend certain provisions of the BCA to reflect the automatic cancellation of the CoreWeave Warrant immediately prior to the Effective Time and the issuance by Pubco to the holder thereof of a warrant to purchase shares of Pubco Class A Common Stock, exercisable for 2,870,813 shares of Pubco Class A Common Stock at an initial exercise price of $7.4643 per share, subject to adjustment; and (iv) to amend, add or delete certain defined terms in respect of the foregoing.

For more information regarding the Blockfusion BCA and the proposed Blockfusion Business Combination, see (i) Note 10 below, (ii) Item 1 “Business” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on February 19, 2026 (the “2025 Annual Report”), (iii) the registration statement on Form S-4, which includes a preliminary proxy statement/prospectus of the Company, filed in connection with the Blockfusion Business Combination and which was initially filed by Pubco and Blockfusion with the SEC on December 8, 2025, which was declared effective by the SEC on October 22, 2026 (File No. 333-291994) (the “Blockfusion Registration Statement”), the final proxy statement/prospectus of the Company, filed by Pubco and Blockfusion with the SEC on October 23, 2026, as may be further supplemented and amended from time to time (the “Blockfusion Final Prospectus”), and the definitive proxy statement of the Company, filed by the Company on October 23, 2026, as may be further supplemented and amended from time to time (File No. 001-42699) (the “Company Definitive Proxy Statement”), and (iv) the other filings that the Company and Pubco may make from time to time with the SEC.

Liquidity, Capital Resources and Going Concern

As of September 30, 2026 and December 31, 2025, the Company had $76,236 and $560,813 cash, respectively, and a working capital deficit of $2,878,196 and $415,809, respectively. The Company’s liquidity needs through September 30, 2026, have been satisfied through (i) a payment from the Sponsor of $25,000 in exchange for issuance of the Founder Shares (see Note 6), (ii) a loan pursuant to the IPO Promissory Note (as defined in Note 6) and (iii) the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” Management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited condensed financial statements are issued, as it expects to continue to incur significant costs in pursuit of its acquisition plans, including the consummation of the Blockfusion Business Combination. Although no formal agreement exists, the Sponsor, certain directors and officers, or any of their respective affiliates may, but are not obligated to, extend Working Capital Loans (as defined in Note 6), as needed. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Combination Period, then it will cease all operations except for the purpose of liquidating. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that the accompanying unaudited condensed financial statements were issued. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities in the accompanying unaudited condensed financial statements should the Company be required to liquidate after March 16, 2027. There can be no assurance that the Company’s plans to raise capital or to consummate an initial Business Combination, including the Blockfusion Business Combination, will be successful.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the (i) IPO Registration Statement and (ii) 2025 Annual Report. The interim results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the accompanying unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. The accompanying unaudited condensed financial statements have not been impacted by Section 102(b)(1) of the JOBS Act as of September 30, 2026.

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $76,236 and $560,813 cash and no cash equivalents as of September 30, 2026, and December 31, 2025, respectively.

Cash Held in Trust Account

As of September 30, 2026, and December 31, 2025, the assets held in the Trust Account, amounting to $211,198,859 and $205,642,100, respectively, were held in marketable securities.

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

“Fair value” is defined as the price that would be received for the sale of an asset or paid to the transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:
●	“Level 1,” defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

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

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The accompanying unaudited statements of operations includes a presentation of income (loss) per Redeemable Shares and income (loss) per Non-Redeemable Shares following the two-class method of income (loss) per Ordinary Shares. In order to determine the net income (loss) attributable to both the Redeemable Shares and Non-Redeemable Shares, the Company first considered the total income allocable to both classes of Ordinary Shares. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A Ordinary Shares subject to possible redemption was treated as dividends paid to the Public Shareholders. Subsequent to calculating the total income (loss) allocable to both classes of Ordinary Shares, the Company split the amount to be allocated using the weighted average shares outstanding ratio for the Redeemable Shares and for the Non-Redeemable Shares for the three and nine months ended September 30, 2026.

The Company has not considered the effect of the 2,012,500 Class A Ordinary Shares underlying the Public Rights or 59,225 Class A Ordinary Shares underlying the Private Placement Rights in the calculation of diluted net income (loss) per share, since the exercise of such Rights are contingent upon the occurrence of future events and the inclusion of such Rights would be anti-dilutive.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per Ordinary Share for each class of Ordinary Shares for the three months ended September 30, 2026:
For the Three Months Ended September 30,
2026
Net income	$1,006,070
Less: Remeasurement of Class A Ordinary Shares to redemption value	(1,912,331)
Net loss including accretion of Class A Ordinary Shares to redemption value	$(906,261)

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

	For the Three Months Ended
	September 30, 2026
	Non-redeemable Class A and	Redeemable
	Class B	Class A
	Ordinary Shares	Ordinary Shares
Total number of Ordinary Shares	7,837,163	20,125,000
Ownership percentage	28%	72%

Net income allocated by class	$281,979	$724,091

Less: Remeasurement of Class A Ordinary Shares to redemption value based on ownership percentage	(535,983)	(1,376,348)
Plus: Accretion applicable to remeasurement of redeemable Class A Ordinary Shares to redemption value	-	1,912,331
Total (loss) income based on ownership percentage	$(254,005)	$1,260,074

Weighted average Ordinary Shares outstanding	7,837,163	20,125,000
Basic and diluted net (loss) income per Ordinary Share	$(0.03)	$0.06

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per Ordinary Share for each class of Ordinary Shares for the nine months ended September 30, 2026:
For the Nine Months Ended September 30,
2026
Net income	$3,060,675
Less: Remeasurement of Class A Ordinary Shares to redemption value	(5,556,759)
Net loss including accretion of Class A Ordinary Shares to redemption value	$(2,496,084)

	For the Nine Months Ended
	September 30, 2026
	Non-redeemable Class A and	Redeemable
	Class B	Class A
	Ordinary Shares	Ordinary Shares
Total number of Ordinary Shares	7,837,163	20,125,000
Ownership percentage	28%	72%

Net income allocated by class	$857,838	$2,202,837

Less: Remeasurement of Class A Ordinary Shares to redemption value based on ownership percentage	(1,557,434)	(3,999,325)
Plus: Accretion applicable to remeasurement of redeemable Class A Ordinary Shares to redemption value	-	5,556,759
Total (loss) income based on ownership percentage	$(699,596)	$3,760,271

Weighted average Ordinary Shares outstanding	7,837,163	20,125,000
Basic and diluted net (loss) income per Ordinary Share	$(0.09)	$0.19

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per Ordinary Share for each class of Ordinary Shares for the three months ended September 30, 2025:
For the Three Months Ended
September 30, 2025
Net income	$1,879,085
Less: Remeasurement of Class A Ordinary Shares to redemption value	(2,106,133)
Net loss including accretion of Class A Ordinary Shares to redemption value	$(227,048)

	For the Three Months Ended
	September 30, 2025
	Non-redeemable Class A and	Redeemable shares
	Class B	Class A
	Ordinary shares	Ordinary shares
Total number of Ordinary Shares	7,837,163	20,125,000
Ownership percentage	28%	72%

Net income allocated by class	$526,665	$1,352,420

Less: Remeasurement of Class A Ordinary Shares to redemption value based on ownership percentage	(590,302)	(1,515,831)
Plus: Accretion applicable to remeasurement of redeemable Class A Ordinary Shares to redemption value	-	2,106,133
Total (loss) income based on ownership percentage	$(63,637)	$1,942,722

Weighted average Ordinary Shares outstanding	7,837,163	20,125,000
Basic and diluted net (loss) income per Ordinary Share	$(0.01)	$0.10

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per Ordinary Share for each class of Ordinary Shares for the period from February 10, 2025 (inception) through September 30, 2025:
For the Period from February 10, 2025 (inception) through
September 30, 2025
Net income	$2,062,713
Less: Remeasurement of Class A Ordinary Shares to redemption value	(20,051,237)
Net loss including accretion of Class A Ordinary Shares to redemption value	$(17,988,525)

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

	For the Period from February 10, 2025 (inception) through
	September 30, 2025
	Non-redeemable Class A and	Redeemable shares
	Class B	Class A
	Ordinary shares	Ordinary shares
Total number of Ordinary Shares	7,837,163	20,125,000
Ownership percentage	28%	72%

Net (loss) income allocated by class	$486,646	$1,576,067

Less: Remeasurement of Class A Ordinary Shares to redemption value based on ownership percentage	(5,619,909)	(14,431,328)
Plus: Accretion applicable to remeasurement of redeemable Class A Ordinary Shares to redemption value	-	20,051,237
Total (loss) income based on ownership percentage	$(5,133,263)	$7,195,976

Weighted average Ordinary Shares outstanding	6,976,822	9,155,579
Basic and diluted net (loss) income per Ordinary Share	$(0.74)	$0.79

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity,” the Company classifies Class A Ordinary Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of Redeemable Shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of Redeemable Shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. As of September 30, 2026, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:
Gross proceeds from Initial Public Offering	$201,250,000
Less:
Proceeds allocated to Public Rights	(4,361,306)
Offering costs allocated to Class A Ordinary Shares subject to possible redemption	(13,262,661)
Plus:
Accretion of Class A Ordinary Shares subject to possible redemption	22,016,067
Class A Ordinary Shares subject to possible redemption at December 31, 2025	205,642,100
Plus:
Accretion of Class A Ordinary Shares subject to possible redemption	5,556,759
Class A Ordinary Shares subject to possible redemption at September 30, 2026	$211,198,859

The Company accounts for the Rights issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the Rights under equity treatment at their assigned values.

Recent Accounting Standards

In December 2023, the FASB issued Accounting Standards Update (“ASU”) Topic 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and non-taxable or non-deductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024, and for interim periods for fiscal years beginning after December 15, 2025, with early adoption permitted. As a Cayman Islands exempted company, the Company does not believe ASU 2023-09 will have a significant impact on the Company’s financial position, results of operations or cash flows. However, the Company would need to evaluate its impact in the event of the Company becoming domiciled in the United States following its initial Business Combination.

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

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

Management does not believe that there are any other recently issued, but not yet effective, accounting standards, which if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 3 - INITIAL PUBLIC OFFERING

In the Initial Public Offering on June 16, 2025, the Company sold 20,125,000 Public Units at a purchase price of $10.00 per Public Unit, which included the full exercise of the Over-Allotment Option in the amount of 2,625,000 Option Units. Each Public Unit consists of one Public Share and one Public Right. Each ten Public Rights entitles the holder thereof to receive one Class A Ordinary Share at the closing of an initial Business Combination. The Company will not issue fractional Class A Ordinary Shares.

NOTE 4 - PRIVATE PLACEMENT

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

NOTE 5 - SEGMENT INFORMATION

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

	September 30, 2026	December 31, 2025
Cash	$76,236	$560,813
Cash and marketable securities held in the Trust Account	$211,198,859	$205,642,100
Total assets	$211,358,899	$206,334,054

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025
Operating loss	$(908,016)	$(239,398)
Income earned on cash and marketable securities held in the Trust Account	$1,912,331	$2,106,133
Net income	$1,006,070	$1,879,085

	For the Nine Months Ended September 30, 2026	For the Period From February 10, 2025 (Inception) Through September 30, 2025
Operating loss	$(2,505,673)	$(377,646)
Income earned on cash and marketable securities held in the Trust Account	$5,556,759	$2,427,270
Net income	$3,060,675	$2,062,713

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

NOTE 6 - RELATED PARTY TRANSACTIONS

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

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

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

IPO Promissory Note - Related Party

Prior to the closing of the Initial Public Offering, the Sponsor agreed to loan the Company an aggregate of up to $300,000 (the “IPO Promissory Note”) to be used for a portion of the expenses of the Initial Public Offering. The IPO Promissory Note was non-interest bearing, unsecured and due at the earlier of December 31, 2025, or the closing of the Initial Public Offering. The loan was repaid out of the $747,500 of offering proceeds that were allocated to the payment of offering expenses. As of June 16, 2025, the date the Company consummated its Initial Public Offering, the Company had borrowed $193,236 under the IPO Promissory Note. On June 16, 2025, the Company paid $203,557 to the Sponsor, resulting in an overpayment of $10,321 that is recorded as a related party receivable as of December 31, 2025, and was repaid by the Sponsor as of September 30, 2026. The IPO Promissory Note was repaid in full and borrowing under the IPO Promissory Note is no longer available to the Company as of September 30, 2026.

Due From Related Party

For the nine months ended September 30, 2026, and for the period from February 10, 2025 (inception) through September 30, 2025, the Company made payments on behalf of a related party totaling $9,718 and $0, respectively, in connection with the Blockfusion Business Combination. For the three months ended September 30, 2026, and 2025, the Company made payments on behalf of a related party totaling $0 and $0, respectively. The balance of the amounts due from such related party are $9,718 and $15,410 as of September 30, 2026, and December 31, 2025, respectively. The amount outstanding as of December 31, 2025, includes $10,321 recorded as an overpayment for the IPO Promissory Note balance at the closing of the Initial Public Offering, which the Sponsor repaid as of September 30, 2026.

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

Administrative Services Agreement

Commencing on June 13, 2025, the Company entered into an agreement with Blue Holdings Management LLC (“BHM”), the managing member of the Sponsor, to pay an aggregate of $5,000 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three and nine months ended September 30, 2026, the Company recorded $15,000 and $45,000, respectively to administrative services fee - related party on the accompanying unaudited condensed statements of operations. Comparatively for the three months ended September 30, 2025 and for the period from February 10, 2025 (inception) through September 30, 2025, the Company recorded $15,500 and $17,833, respectively to administrative services fee - related party on the accompanying unaudited condensed statements of operations. As of September 30, 2026, and December 31, 2025, the Company had an outstanding balance of $0 and $5,000, respectively, recorded to administrative services fee payable - related party.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, BHM or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company intends to repay such Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. The units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of September 30, 2026, and December 31, 2025, the Company did not have any borrowings under any Working Capital Loans.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

The Underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, or $4,025,000 in the aggregate, payable upon the closing of the Initial Public Offering. Additionally, the Underwriters are entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering, $7,043,750 in the aggregate (the “Deferred Fee”). The Deferred Fee will be released to the Underwriters only on completion of an initial Business Combination. The Deferred Fee will be payable as follows: (i) $0.20 per Public Unit sold in the Initial Public Offering shall be paid to the Underwriters in cash, and (ii) $0.15 per Public Unit sold in the Initial Public Offering shall be paid to the Underwriters in cash based on the funds remaining in the Trust Account after giving effect to Public Shares that are redeemed in connection with an initial Business Combination.

Representative Shares

The Company issued to the Underwriters and/or their designees 175,000 Ordinary Shares (the “Representative Shares”) upon the consummation of the Initial Public Offering. The Company accounted for the Representative Shares as a cost of the Initial Public Offering, resulting in a charge directly to shareholders’ equity. The Underwriters (and any of their designees to whom the Representative Shares are issued) agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of a Business Combination. In addition, the Representative Shares are deemed to be underwriting compensation by the Financial Industry Regulatory Authority, Inc. (“FINRA”) pursuant to FINRA Rule 5110 and are, accordingly, subject to certain transfer restrictions for a period of 180 days beginning on the date of commencement of sales of the Public Units in the Initial Public Offering.

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

NOTE 8 - SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026, and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of September 30, 2026, and December 31, 2025, there were 767,250 Class A Ordinary Shares issued and outstanding, excluding 20,125,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. On February 20, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, through payments of offering costs and expenses on the Company’s behalf, for which the Company issued 6,059,925 Founder Shares to the Sponsor. In May 2025, the Company effected a share capitalization pursuant to which the Company issued an additional 1,009,988 Founder Shares resulting in an aggregate of 7,069,913 Founder Shares outstanding to the Sponsor, resulting in a price per share of approximately $0.004 per share. All share and per-share amounts have been retroactively restated to reflect the share capitalization. As of September 30, 2026, and December 31, 2025, there were 7,069,913 Class B Ordinary Shares issued and outstanding.

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

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

BLUE ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

NOTE 9 - FAIR VALUE MEASUREMENTS

At September 30, 2026, and December 31, 2025, the Company’s marketable securities held in the Trust Account were valued at $211,198,859 and $205,642,100. The marketable securities held in the Trust Account must be recorded on the accompanying condensed balance sheets at fair value and are subject to remeasurement at each balance sheet date. With each remeasurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations.

The following table presents the fair value information, as of September 30, 2026, and December 31, 2025, of the Company’s financial assets that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s marketable securities held in the Trust Account are based on dividend and interest income and market fluctuations in the value of invested marketable securities, which are considered observable. The fair value of the marketable securities held in trust is classified within Level 1 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2026
Assets:
Cash and marketable securities held in Trust Account	$211,198,859	$-	$-
As of December 31, 2025
Assets:
Cash and marketable securities held in Trust Account	$205,642,100	$-	$-

The fair value of the Public Rights was $4,361,306, or $0.23 per Public Right as of June 16, 2025, the date of the consummation of the Initial Public Offering. The fair value of the Public Rights is classified within Level 3 of the fair value hierarchy. The Public Rights have been classified within shareholders’ equity and do not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Rights:

June 16, 2025
Implied Ordinary Share price	$9.77
Probability of acquisition	60%
Calculated value per Public Right	$0.23

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after September 30, 2026, the accompanying condensed balance sheet date, through the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, other than as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

On October 22, 2026, the SEC declared the Blockfusion Registration Statement effective. On October 23, 2026, Blockfusion and Pubco filed the Blockfusion Final Prospectus and the Company filed the Company Definitive Proxy Statement and commenced mailing the same to their shareholders in connection with the Company’s extraordinary general meeting to be held on November 17, 2026, relating to the Blockfusion Business Combination.

From time to time the Company may receive inquiries from local, state, and/or federal regulators and quasi-regulatory authorities. For example, on October 13, 2026, the Company received an inquiry from the SEC asking for information to be provided to the SEC on a voluntary basis regarding a former officer and another individual no longer associated with the Company. The Company intends to provide responsive documents to the SEC on a voluntary basis.

On November 3, 2026, the Company issued an unsecured promissory note (the “Note”) to Dario Dino Ferrari, a member of the Company’s board of directors, in total principal amount of $50,000. The proceeds of the Note, which may be drawn from time to time prior to the Maturity Date (as defined below), will be used by the Company for working capital purposes. The Note bears no interest and is due and payable upon the earlier of (i) the consummation of the Company’s initial Business Combination and (ii) the date of liquidation of the Company (such earlier date, the “Maturity Date”).

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

Overview

We are a blank check company incorporated in the Cayman Islands on February 10, 2025, for the purpose of effecting a Business Combination. Our Sponsor is Blue Holdings Sponsor LLC.

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

On July 31, 2026, we entered into the Blockfusion BCA Fourth Amendment with (i) Blockfusion, (ii) Pubco and (iii) the Merger Subs, which amends the Blockfusion BCA to extend the Outside Date to September 21, 2026.

On September 2, 2026, we entered into the Blockfusion BCA Fifth Amendment with (i) Blockfusion, (ii) Pubco and (iii) the Merger Subs, which amends the Blockfusion BCA to extend the Outside Date to November 30, 2026.

On September 21, 2026, we entered into the Blockfusion BCA Sixth Amendment with (i) Blockfusion, (ii) Pubco and (iii) the Merger Subs, which amends the BCA to (i) revise the earnout terms set forth in the BCA to increase the maximum number of the Earnout Shares issuable to the Earnout Participants upon satisfaction of certain post-closing trading price-based conditions to 15,000,000 shares and adjust the aforementioned conditions to common stock VWAPs (measured over 20 of 30 trading days) of $13.00/share, $15.00/share and $17.00/share, respectively, with one-third (1/3) of the Earnout Shares to be delivered to Earnout Participants upon achievement of each of such thresholds; (ii) exclude that certain Series A Common Stock Purchase Warrant, dated as of September 4, 2026, issued by Blockfusion to CoreWeave, Inc. to purchase 2,786,624 shares of Blockfusion’s Series A common stock at an initial exercise price of $7.6898 per share (the “CoreWeave Warrant”), from certain definitions and calculations under the terms of the BCA, including the calculation of “Fully-Diluted Company Shares,” for purposes of determining the number of Pubco shares received at Closing in respect of each then-outstanding Blockfusion share, as agreed between the parties; (iii) amend certain provisions of the BCA to reflect the automatic cancellation of the CoreWeave Warrant immediately prior to the Effective Time and the issuance by Pubco to the holder thereof of a warrant to purchase shares of Pubco Class A Common Stock, exercisable for 2,870,813 shares of Pubco Class A Common Stock at an initial exercise price of $7.4643 per share, subject to adjustment; and (iv) to amend, add or delete certain defined terms in respect of the foregoing.

For a full description of the Blockfusion BCA and the proposed Blockfusion Business Combination, please see Item 1. “Business” in the 2025 Annual Report, the Blockfusion Registration Statement, the Blockfusion Final Prospectus and the Company Definitive Proxy Statement.

Recent Developments

On October 22, 2026, the SEC declared the Blockfusion Registration Statement effective. On October 23, 2026, Blockfusion and Pubco filed the Blockfusion Final Prospectus and we filed the Company Definitive Proxy Statement and commenced mailing the same to our shareholders in connection with the our extraordinary general meeting to be held on November 17, 2026, relating to the Blockfusion Business Combination.

From time to time we may receive inquiries from local, state, and/or federal regulators and quasi-regulatory authorities. For example, on October 13, 2026, we received an inquiry from the SEC asking for information to be provided to the SEC on a voluntary basis regarding a former officer and another individual no longer associated with our Company. We intend to provide responsive documents to the SEC on a voluntary basis.

On November 3, 2026, we issued an unsecured promissory note (the “Note”) to Dario Dino Ferrari, a member of our board of directors, in total principal amount of $50,000. The proceeds of the Note, which may be drawn from time to time prior to the Maturity Date (as defined below), will be used by us for working capital purposes. The Note bears no interest and is due and payable upon the earlier of (i) the consummation of our initial Business Combination and (ii) the date of our liquidation (such earlier date, the “Maturity Date”).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 10, 2025 (inception) through September 30, 2026, have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination and (z) consummating the Blockfusion Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

We generated net income of $1,006,070 for the three months ended September 30, 2026. Net income is comprised of $1,912,331 income earned on cash and marketable securities held in the Trust Account and $1,755 interest income on the operating account, offset by $151,378 formation, general and administrative expenses, $701,250 of legal and accounting expenses, $15,000 of administrative services fee - related party, $21,484 listing fees, and $18,904 insurance expense.

We generated net income of $3,060,675 for the nine months ended September 30, 2026. Net income is comprised of $5,556,759 income earned on cash and marketable securities held in the Trust Account and $9,589 interest income on the operating account, offset by $249,494 formation, general and administrative expenses, $2,091,567 of legal and accounting expenses, $45,000 of administrative services fee - related party, $63,516 listing fees, and $56,096 insurance expense.

We generated net income of $1,879,085 for the three months ended September 30, 2025. Net income is comprised of $2,106,133 income earned on cash and marketable securities held in the Trust Account and $12,350 interest income on the operating account, offset by $79,150 formation, general and administrative expenses, $98,956 of legal and accounting expenses, $15,500 of administrative services fee - related party, $26,888 listing fees, and $18,904 insurance expense.

We generated net income of $2,062,713 for the period from February 10, 2025 (inception) through September 30, 2025. Net income was comprised of $2,427,270 income earned on cash and marketable securities held in the Trust Account and $13,089 interest income on the operating account, offset by $194,790 formation, general and administrative expenses, $115,738 of legal and accounting expenses, $17,833 of administrative services fee - related party, $26,888 listing fees, and $22,397 insurance expense.

Liquidity, Capital Resources, and Going Concern

Our liquidity needs through June 16, 2025, were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering and the Private Placement, our liquidity needs through September 30, 2026, have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

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

As of September 30, 2026, and December 31, 2025, we had $76,236 and $560,813 of cash in our operating account, respectively. As of September 30, 2026, and December 31, 2025, we had a working capital deficit of $2,878,196 and $415,809, respectively. As of September 30, 2026, and December 31, 2025, $9,948,859 and $4,392,100, respectively, of the amount earned on funds held in the Trust Account was available to pay taxes, if any.

As of September 30, 2026, and December 31, 2025, we had marketable securities held in the Trust Account of $211,198,859 and $205,642,100, respectively (including $9,948,859 and $4,392,100 of interest income, respectively). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of September 30, 2026, and December 31, 2025, we had cash held outside of the Trust Account of $76,236 and $560,813, respectively. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2025, or the completion of our Initial Public Offering. We had borrowed $193,236 under the IPO Promissory Note through June 16, 2025, the consummation of the Initial Public Offering, and repaid $203,557 to the Sponsor to settle the balance on June 16, 2025. The overpayment of $10,321 was recorded as a related party receivable and repaid by the Sponsor as of September 30, 2026. The IPO Promissory Note was repaid in full and borrowing under the IPO Promissory Note is no longer available.

Working Capital Loans

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial Business Combination. Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of September 30, 2026, and December 31, 2025, we did not have any borrowings under any Working Capital Loans.

Going Concern

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” Management has determined that we currently lack the liquidity we need to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements” are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. In addition, Management has determined that if we are unable to complete an initial Business Combination within the Combination Period, then we will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about our ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 16, 2027. There can be no assurance that our plans to raise capital or to consummate an initial Business Combination will be successful.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on June 13, 2025, and until the completion of our Business Combination or liquidation, we reimburse BHM, the managing member of the Sponsor $5,000 per month for office space, utilities, and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three and nine months ended September 30, 2026, we recorded $15,000 and $45,000, respectively to administrative services fee - related party on the unaudited condensed statements of operations included in this Report under Item 1. “Financial Statements.” Comparatively for the three months ended September 30, 2025, and for the period from February 10, 2025 (inception) through September 30, 2025, we recorded $15,500 and $17,833, respectively, to administrative services fee - related party on the unaudited condensed statements of operations included in this Report under Item 1. “Financial Statements.” As of September 30, 2026, and December 31, 2025, we had an outstanding balance of $0 and $5,000, respectively, recorded to administrative services fee payable - related party on the unaudited condensed balance sheets included in this Report under Item 1. “Financial Statements.”

Underwriting Agreement

We granted the Underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,625,000 Option Units to cover over-allotments, if any. On June 16, 2025, the Underwriters fully exercised their Over-Allotment Option.

The Underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the Public Units offered in the Initial Public Offering, or $4,025,000 in the aggregate, which was payable upon the closing of the Initial Public Offering. Additionally, the Underwriters are entitled to the Deferred Fee of 3.50% of the gross proceeds of the base Initial Public Offering held in the Trust Account, which equates to $7,043,750 in the aggregate following the full exercise of the Over-Allotment Option and is payable to the Underwriters, upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement.

Representative Shares

We issued to the Underwriters and/or their designees 175,000 Ordinary Shares upon the consummation of the Initial Public Offering. The Underwriters (and any of their designees to whom the Representative Shares are issued) agreed not to transfer, assign or sell any such shares without our prior consent until the completion of a Business Combination. In addition, the Representative Shares are deemed to be underwriting compensation by FINRA pursuant to FINRA Rule 5110 and are, accordingly, subject to certain transfer restrictions for a period of 180 days beginning on the date of commencement of sales of the Public Units in the Initial Public Offering.

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

Due from Related Party

For the nine months ended September 30, 2026, and for the period from February 10, 2025 (inception) through September 30, 2025, we made payments on behalf of a related party totaling $9,718 and $0, respectively, in connection with the Blockfusion Business Combination. For the three months ended September 30, 2026, and 2025, we made payments on behalf of a related party totaling $0 and $0, respectively. The balance of the amounts due from such related party are $9,718 and $15,410 as of September 30, 2026, and December 31, 2025, respectively. The amount outstanding as of December 31, 2025, includes $10,321 recorded as an overpayment for the IPO Promissory Note balance at the closing of the Initial Public Offering, which the Sponsor repaid as of September 30, 2026.

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

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors and officers and a certain advisor have agreed that: (x) the Founder Shares shall be subject to transfer restrictions of the earlier of (i) six months after the completion of our initial Business Combination or earlier if, subsequent to our initial Business Combination, the closing price of the Class A Ordinary Shares equals or exceeds $15.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after our initial Business Combination and (ii) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property; (y) the Private Placement Units (including their underlying securities) shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination; and (z) any Units, Rights, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares, Founder Shares or Rights were subject to transfer restriction for 180 days following the filing of the prospectus for the Initial Public Offering.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In December 2023, the FASB issued ASU Topic 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and non-taxable or non-deductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024, and for interim periods for fiscal years beginning after December 15, 2025, with early adoption permitted. As a Cayman Islands exempted company, we do not believe ASU 2023-09 will have a significant impact on our financial position, results of operations or cash flows. However, we would need to evaluate its impact in the event we become domiciled in the United States following our initial Business Combination.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026, due to a material weakness in our internal controls over financial reporting caused by a lack of properly designed, implemented, and effectively operating controls.

Management, with oversight from the Board of Directors and the audit committee of the Board of Directors, will implement a remediation plan for this material weakness, including, among other things, designing and maintaining a formal control environment, accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures. We will also enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management, there is no material litigation, currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2025 Annual Report, (iii) 2025 First Quarter Form 10-Q, (iv) 2025 Second Quarter Form 10-Q and (v) 2026 First Quarter Form 10-Q. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Blockfusion and the Blockfusion Business Combination, please see the Blockfusion Registration Statement, the Blockfusion Final Prospectus and the Company Definitive Proxy Statement.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director Nominations

There have been no material changes to the procedures by which our security holders may recommend nominees to our Board since we reported such procedures in the IPO Registration Statement.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
2.1	Fourth Amendment to the Business Combination Agreement. (1)
2.2	Fifth Amendment to the Business Combination Agreement. (2)
2.3	Sixth Amendment to the Business Combination Agreement. (3)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith
**	Furnished herewith

(1)	Incorporated by reference to our Current Report on Form 8-K, as filed with the SEC on July 31, 2026.
(2)	Incorporated by reference to our Current Report on Form 8-K, as filed with the SEC on September 2, 2026.
(3)	Incorporated by reference to our Current Report on Form 8-K, as filed with the SEC on September 22, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2026	Blue Acquisition Corp.

	By:	/s/ David Bauer
		Name:	David Bauer
		Title:	Interim Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)